Form 10-Q
period 1996-03-31
PIXTECH INC /DE/
filed 1996-05-15
CIK 946144

                                   FORM 10-Q
                                   ---------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996
                                                --------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______  to _______
               Commission file number  0-26380
               ----------------------------------------------------



                                 PIXTECH, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                      04-3214691
- --------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification
incorporation or organization)                 No.)


Avenue Victoire, 13790 Rousset, France
- --------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


                               011-33-42-29-10-00
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes        No   X
                                        ----      ----

The number of shares outstanding of each of the issuer's classes of common stock as of

           Class                         Outstanding at March 31, 1996
           -----                         -----------------------------

      Common Stock, $.01 par value                     8,136,146

                                 PIXTECH, INC.
                                 -------------

                               TABLE OF CONTENTS
                               -----------------

                                                                     PAGE NO.
PART I   FINANCIAL INFORMATION

         ITEM 1   Financial Statements

                  Balance Sheets as of March 31, 1996
                  and December 31, 1995................................  3

                  Statements of Operations for the Three Months
                  Ended March 31, 1996 and 1995,
                  and the period from June 18, 1992 Ended
                  March 31, 1996.......................................  4

                  Statements of Cash Flows for the Three Months
                  ended March 31, 1996 and 1995, and the period
                  from June 18, 1992 Ended March 31, 1996..............  5

                  Statement of Stockholders' Equity....................  6

                  Notes to Financial Statements........................  8

         ITEM 2   Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations...........................................  9

PART II  OTHER INFORMATION

         ITEM 1   Legal Proceedings.................................... 12

         ITEM 2   Changes in Securities................................ 12

         ITEM 3   Defaults upon Senior Securities...................... 12

         ITEM 4   Submission of matters to a vote of
                  security holders..................................... 12

         ITEM 5   Other Information.................................... 12

         ITEM 6   Exhibits and Reports on Form 8-K..................... 12

Signatures............................................................. 13

                                 PixTech, Inc.
                         (a development stage company)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                   (in thousands, except per share amounts)

                                              March 31,      December 31,
                                                1996             1995
                                         -----------------  ---------------
                                            (unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents...............     $ 16,745         $17,563
  Accounts receivable:
    Trade.................................        3,583           5,420
    Other.................................           91             187
  Inventory...............................          449             411
  Other...................................        2,361           3,229
                                            -----------     -----------

    Total current assets..................       23,229          26,810

Property, plant and equipment, net........       12,026          12,608
Goodwill, net.............................          352              --
Deferred tax assets.......................        5,379           5,469
Other assets - long term..................          419             492
                                            -----------     -----------

       Total assets.......................     $ 41,405        $ 45,379
                                            ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long term debt.......       $  623          $  623
  Current portion of capital lease
   obligations............................          901             907
  Current portion of long term
   liabilities............................        1,650           1,650
  Accounts payable........................        4,818           6,140
  Accrued expenses........................        1,379           1,290
  Other...................................           60             281
                                            -----------     -----------

      Total current liabilities...........        9,431          10,891

  Deferred revenue - long term............        2,460           3,093
  Long term debt, less current portion....        3,143           3,268
  Capital lease obligation, less current
   portion................................        1,570           1,825
  Other long term liabilities, less
   current portion........................        1,771           1,772
                                            -----------     -----------

      Total liabilities...................       18,375          20,849
                                            ===========     ===========

Stockholders' equity
   Convertible preperred stock............           --              --
   Common stock...........................           81              81
   Other stockholders' equity.............       34,150          34,359
   Deficit accumulated during development
    stage.................................      (11,201)         (9,910)

       Total stockholders' equity.........       23,030          24,530
                                            -----------     -----------

       Total liabilities and stockholders'
        equity............................     $ 41,405        $ 45,379
                                            ===========     ===========


                            See accompanying notes.

                                 PixTech, Inc.
                         (a development stage company)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                                  Period from
                                                                    June 18,
                                                                      1992
                                                                    (date of
                                         Three Months Ended        Inception)
                                              March 31,              through
                                                                    March 31,
                                      -------------------------   -----------

                                          1996         1995           1996
                                      -----------   -----------   -----------

Revenues:
  Cooperation & license revenues....     $  1,890         $  --      $ 19,728
  Product sales.....................          183           102         1,028
  Other revenues....................          934           204         2,317
                                      -----------   -----------   -----------
                                            3,007           306        23,073
                                      -----------   -----------   -----------
Cost of revenues
  License fees and royalties........           --            --        (1,314)
                                      -----------   -----------   -----------
Gross margin........................        3,007           306        21,759
                                      -----------   -----------   -----------

Operating expenses:
  Research and development:
    Acquisition of intellectual
     property rights................           --            --        (4,765)
    Other...........................       (3,501)       (2,928)      (25,395)
                                      -----------   -----------   -----------
                                           (3,501)       (2,928)      (30,160)
  Sales and marketing...............         (232)         (243)       (2,821)
  General and administrative........         (688)         (448)       (5,867)
                                      -----------   -----------   -----------
Total operating expenses............       (4,421)       (3,619)      (38,848)
                                      -----------   -----------   -----------

Loss from operations................       (1,414)       (3,313)      (17,089)

Other income /(expense)
  Interest income/(expense).........           97          (203)          370
  Foreign exchange gains............           26           675           370
                                      -----------   -----------   -----------
                                              123           472           740

Loss before income tax benefit......       (1,291)       (2,841)      (16,349)

Income tax benefit..................           --           200         5,148
                                      -----------   -----------   -----------

Net loss............................      $(1,291)      $(2,641)     $(11,201)
                                      ===========   ===========   ===========

Net loss per share:                         $(.16)        $(.42)
                                         ========      ========

Shares used in computing net loss
 per share..........................        8,122         6,126
                                      ===========   ===========

                            See accompanying notes.

                                 PixTech, Inc.
                         (a development stage company)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                           Period from
                                                            June 18,
                                                              1992
                                                            (date of
                                                            inception)
                                 Three Months Ended          through
                                      March 31,             March 31,

                               -------------------------   -----------

                                  1996          1995          1996
                               -----------   -----------   -----------
Net loss.......................  $ (1,291)     $ (2,641)    $ (11,201)

Total adjustments to net
 loss..........................     1,671           366         3,438
                                 ---------     ---------     ---------

Net cash (used in) provided
 by operating activities.......       380        (2,275)       (7,763)
                                 ---------     ---------     ---------

Investing activities
Additions to property plant
 and equipment.................      (583)         (911)      (11,012)
Additions to intangible
 assets........................      (130)           --          (130)
                                 ---------     ---------     ---------

Net cash used in investing
 activities....................      (713)         (911)      (11,142)

Financing activities
Stock issued...................         7             3        33,927
Sale of treasury stock.........        --            11            --
Proceeds from long-term
 borrowings....................        --            --         6,190
Proceeds from sale
 leaseback transactions........        --         2,731         2,731
Payments for equipment
 purchases financed by
 accounts payable..............        --        (2,364)       (2,709)
Repayment of long term
 borrowing and capital
 lease obligations.............      (256)         (437)       (3,185)
                                 ---------     ---------     ---------

Net cash provided by/(used in)
 financing activities..........      (249)          (56)       36,954
                                 ---------     ---------     ---------
Effect of exchange rates
 on cash.......................      (236)         (852)       (1,304)
                                 ---------     ---------     ---------
Net (decrease)/increase in
 cash and cash equivalents.....      (818)       (4,094)       16,754
Cash and cash equivalents
 beginning of period...........    17,563         4,736            --
                                 ---------     ---------     ---------
Cash and cash equivalents
 end of period.................  $ 16,745         $ 642      $ 16,745
                                ==========    ==========    ==========


                            See accompanying notes.

                                 PixTech, Inc.
                         (a development stage company)
           Condensed Consolidated Statement of Stockholders' Equity
                     (in thousands, except share amounts)

                                                                        Convertible Preferred stock
                                               -----------------------------------------------------------------------------------
                                                       Series A            Series B              Series C           Series D


                                                                          Shares              Shares              Shares
                                               Shares issued    Amount    issued    Amount    issued    Amount    issued   Amount
                                               ------------- --------- --------- --------- --------- --------- --------- ---------
Balance at June 18, 1992
   Issuance of Series A convertible preferred
   stock, net of issuance costs - $9 in
   June.......................................       211,681      $130
   Issuance of Series B convertible preferred
   stock in June..............................                            57,522      $ 38
   Issuance of Common stock in June...........
   Issuance of Series A convertible preferred
   stock in August............................        29,451        32
   Issuance of Series A convertible preferred
   stock in September.........................       292,455       544
   Issuance of Series B convertible preferred
   stock in September.........................                            65,483       121
   Translation adjustment.....................
   Net Loss from June 18, 1992 (time of
   inception) through December 31, 1992......  ------------- --------- --------- ---------
                                                     534,587       706   123,005       159
Balance at December 31, 1992
   Issuance of Series A convertible preferred
   stock in January...........................       145,600       181
   Issuance of Common Stock in January
   Issuance of Series A convertible preferred
   stock in March.............................       876,816     1,481
   Issuance of Series B convertible preferred
   stock in March.............................                           240,442       430
   Issuance of Series C convertible preferred
   stock, net of issuance costs - $71 in
   December...................................                                             1,999,011   $5,686
   Issuance of Series D convertible preferred
   stock, net of issuance costs - $15 in
   December...................................                                                                  430,206    $1,224
   Translation adjustment
   Net income - Year ended December 31, 1993..
                                               ------------- --------- --------- --------- --------- -------- --------- ---------
Balance at December 31, 1983                       1,557,003     2,368   969,447       589 1,999,011    5,686   430,206     1,224
   Issuance of Common stock under stock option
   plan in April..............................
   Purchase of 28,761 shares of Common stock-
   Treasury stock in April....................
   Issuance of Series C convertible preferred
   stock, net of issuance cost $37 in April...                                               472,918    1,324
   Issuance of Series C convertible preferred
   shares, net of issuance costs - $45 in
   June......................................                                                572,917    1,605
   Translation adjustment....................
   Net loss - Year ended December 31, 1994...
                                              ------------- --------- --------- --------- --------- --------- --------- ---------
Balance at December 31, 1994                      1,557,003     2,368   363,447       589 3,044,846     8,615   430,208     1,224
   Reissuance of 28,761 shares of Common
   stock held in treasury in January
   (unaudited)
   Issuance of Common stock under stock
   option plan (unaudited)
   Common stock issued in initital public
   offering, net of issuance costs - $1,090
   (unauditing)
                                              ------------- --------- --------- --------- --------- --------- --------- ---------
   Conversion of preferred stock.............   (1,557,003)   (2,368) (363,447)     (589)(3,044,846) (8,615) (430,208)   (1,224)
   Translation adjustment (unaudited)

   Net loss - Twelve months ended
   December 31, 1995 (unaudited).............
                                              ------------- --------- --------- --------- --------- --------- --------- ---------
Balance at Decenber 31, 1995
   Issuance of Common stock under stock option
   plan (unaudited)..........................
   Issuance of warrants in cnnection with
   acquisition of the assets of PanoCorp
   (unaudited)...............................
   Transaction adjustment (unaudited)
   Net loss - Three months ended March
   31, 1996 (unaudited)......................
                                              ------------- --------- --------- --------- --------- --------- --------- ---------
Balance at March 31, 1996
                                              ============= ========= ========= ========= ========= ========= ========= ==========

                                 PixTech, Inc.
                         (a development stage company)
           Condensed Consolidated Statement of Stockholders' Equity
                     (in thousands, except share amounts)

                                                      Common Stock
                                                 ------------------------
                                                                                                     Deficit
                                                                                                   accumulated
                                                                          Additional  Cumulative     during
                                                                            Paid-in   translation  Development  Treasury
                                                 Shares issued   Amount     Capital   adjustment      stage       stock   TOTAL
                                                 -------------  -------   ----------  -----------  -----------  -------- -------
Balance at June 18, 1992
  Issuance of Series A convertible preferred
  stock, net of issuance costs--$9 in
  June..........................................                                                                             130
  Issuance of Series B convertible preferred
  stock in June.................................                                                                              38
  Issuance of Common stock in June..............       115,045      $ 1         $ 75                                          76
  Issuance of Series A convertible preferred
  stock in August...............................                                                                              32
  Issuance of Series A convertible preferred
  stock in September............................                                                                             544
  Issuance of Series B convertible preferred
  stock in September............................                                                                             121
  Translation adjustment........................                                              $ 1                              1
  Net Loss from June 18, 1992 (date of
  inception) through December 31,
  1992..........................................                                                          (506)             (506)
                                                 -------------  -------   ----------  -----------  -----------  -------- -------
Balance at December 31, 1992....................       115,045        1           75            1         (506)              436
  Issuance of Series A convertible preferred
  stock in January..............................                                                                             181
  Issuance of Common stock in
  January.......................................        17,256        0           21                                          21
  Issuance of Series A convertible preferred
  stock in March................................                                                                           1,481
  Issuance of Series B convertible preferred
  stock in March................................                                                                             430
  Issuance of Series C convertible preferred
  stock, net of issuance costs--$71 in
  December......................................                                                                           5,686
  Issuance of Series D convertible preferred
  stock, net of issuance costs--$15 in
  December......................................                                                                           1,224
  Translation adjustment........................                                              (50)                           (50)
  Net income--Year ended December 31,
  1993..........................................                                                          (120)             (120)
                                                 -------------  -------   ----------  -----------  -----------  -------- -------
Balance at December 31, 1993....................       132,301        1           96          (49)        (626)            9,289
  Issuance of Common stock under stock option
  plan in April.................................        77,356        1           28                                          29
  Purchase of 28,761 shares of Common stock--
  Treasury stock in
  April.........................................                                                                     (11)    (11)
  Issuance of Series C convertible preferred
  stock, net of issuance costs $37 in
  April.........................................                                                                           1,324
  Issuance of Series C convertible preferred
  shares, net of issuance costs--$45 in
  June..........................................                                                                           1,605
  Translation adjustment........................                                              230                            230
  Net loss--Year ended December 31,
  1994..........................................                                                        (2,979)           (2,979)
                                                 -------------  -------   ----------  -----------  -----------  -------- -------
Balance at December 31, 1994....................       209,657        2          123          181       (3,605)      (11)  9,487
  Reissuance of 28,761 shares of Common
  stock held in treasury in January
  (unaudited)...................................                                   3                                  11      14
  Issuance of Common stock under stock option
  plan (unaudited)..............................         6,902        0            3                                           3
  Common stock issued in initial public offering
  net of issuance costs--$1,090 (unaudited).....     2,500,000       25       20,973                                      20,998
  Conversion of preferred stock.................     5,395,504       54       12,742
  Translation adjustment (unaudited)............                                              334                            334

  Net loss--Twelve months ended December
  31, 1995 (unaudited)..........................                                                        (6,305)           (6,305)
                                                 -------------  -------   ----------  -----------  -----------  -------- -------
Balance at December 31st, 1995..................     8,112,063      $81      $33,844         $515      $(9,910)          $24,530
  Issuance of Common stock under stock option
  plan (unaudited)..............................        24,083        0            9                                           9
  Issuance of warrants in connection with
  acquisition of the assets of PanoCorp
  (unaudited)...................................                                 230                                         230
  Translation adjustment (unaudited)............                                             (448)                          (448)
  Net loss--Three months ended March 31,
  1996 (unaudited)..............................                                                        (1,291)           (1,291)
                                                 -------------  -------   ----------  -----------  -----------  -------- -------
Balance at March 31st, 1996.....................     8,136,146      $82      $34,083          $67     $(11,201)          $23,030
                                                 =============  =======   ==========  ===========  ===========  ======== =======

                                 PixTech, Inc.
                         (a development stage company)

              Notes to Condensed Consolidated Financial Statements
                (all amounts in thousands except share amounts)
                                  (unaudited)



Note A -- Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the three-month period ending March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto for the year ending December 31, 1995 (the "1995 Financial Statement"), included in the Company's Annual Report on 10-K Form for the year ended December 31, 1995.


Note B -- Inventories

Inventory consists of raw material and spare parts.


Note C -- Purchase of PanoCorp assets

On February 20, 1996, the Company acquired substantially all the assets of PanoCorp, Inc., a research and development company located in Fremont, California, in a transaction accounted for as a purchase. The assets of PanoCorp, Inc., including principally fixed assets valued at $120, were purchased for $250 in cash plus 150,000 warrants to purchase shares of the Company's common stock at an exercise price of $11.67.

The fair value of the 150,000 warrants was computed using the price of stock, the exercise price of warrant, the expected dividend yield of stock, the expected volatility of stock, the expected life of the warrant and the risk-free interest rate using the Black-Scholes model. Pursuant to the APB Statement 16, the value of such warrants was estimated at $230 and the global transaction generated a goodwill of $360. This goodwill will be depreciated over 5 years.

The purchase agreement also calls for the issuance of additional warrants to the shareholders of PanoCorp, Inc., contingent upon the achievement by the Company of specified technical milestones over the next 3 years.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

Cooperation and License revenues. The Company recognized cooperation and license revenues under the FED Alliance agreements of $1.9 million in the three-month period ending March 31, 1996, while no such revenue was recognized in the three-month period ending March 31, 1995. These revenues represent the achievement by the Company of contractual technical milestones with FED Alliance members.

On March 21, 1996, the Company was informed by Texas Instruments of its intention to suspend its development of FEDs for laptop computers. While this may result in a loss of anticipated long term royalty revenues, the Company believes such suspension will not have a material effect on the Company's current financial position.

The Company's expectation regarding the future impact of the announcement by Texas Instruments is a forward-looking statement. The impact of such announcement on the Company depends in part upon the response of the financial markets to such announcement and the effects of such announcement on the Company's negotiations with potential new members of the FED Alliance.


Product sales. The Company recognised product sales of $183 in the three-month period ending March 31, 1996 and $102 in the three-month period ending
March 31, 1995. In 1996, product sales represented the shipment of different types of cathodes to members of the FED Alliance, with a goal of supporting such FED Alliance members' own development programs. In addition, the Company shipped limited quantities of displays during the first quarter of 1996.


Other revenues. Other revenues amounted to $934 in the three-month period ending March 31, 1996 as compared of $204 during the three-month period ending
March 31, 1995. Of these revenues, $800 are related to a grant from the French Ministry of Industry to support manufacturing of Field Emission Displays. In January 1996 all conditions relating to this amount were met by the Company.


Research and Development Expenses - The Company expensed $3.5 million for other research and development costs during the three-month period ending
March 31 1996, an increase of 21% over R&D expenses incurred in the three-month period ending March 31, 1995, which amounted to $2.9 million. These expenses included contract consulting fees, salaries and associated operating expenses for in-house research and development activities and the cost of staffing and operating the Company's pilot manufacturing facility. The increase reflects the continued development of the Company's FED technology and manufacturing processes.


General and Administrative Expenses. General and Administrative expenses increased by 54% from $448 in three-month period ending March 31, 1995 to $688 in the three-month period ending March 31, 1996, reflecting the increase in the number of full time employees.


Currency Fluctuation, Net. Foreign exchange gain amounted to $26 during the three-month period ending March 31, 1996, as compared of $675 for the three-month period ending March 31, 1995. The significant amount recorded in the first quarter of 1995 was due to the unusual fluctuation of French franc parity versus US dollar. The Company follows conservative cash management policies, especially concerning foreign exchange exposure.

Income tax. Income tax benefits represent tax credits for research and development activities conducted in France and the benefits of net operating loss carryforwards, net of valuation allowance. Research and development tax credits will be paid in cash to the Company if the Company is not able to credit them against future income tax liabilities within three fiscal years. The Company did not recognize any income tax benefit during the three-month period ending March 31, 1996 as compared to $200 for the three-month ending
March 31 1995. The Company does not expect to record additional tax credits for research and development activities in the future as the benefit is based on increases in eligible research and development expenses in a given year over the two previous fiscal years.


Outlook: Issues and risks

The Company is focused on the continued development of the FED technology, the strengthening and expansion of the FED Alliance, the improvement of manufacturing yields, and the reliability testing of new products which should lead to the shipment of commercial products in the near future. In evaluating this outlook, the following risks and issues, among others, which are common with development stage companies, should be considered.

Revenues from FED Alliance members. The Company primarily recognizes its revenues when it has achieved certain technical milestones which are contractually defined with FED Alliance members. Failure to achieve a specific technical milestone in a given quarter could result in significant unexpected fluctuations in revenues.

In addition, future FED Alliance milestone revenues are subject to expansion of the Alliance as the Company has now achieved most of the technical milestones which were originally defined with Raytheon Company, Motorola Inc. and Futaba Corporation. There can be no assurance that the Company will be successful in entering into any new FED Alliance agreements with other companies that have proprietary display-related technology and failure to expand the FED Alliance could adversely affect the Company.

Products and manufacturing processes under development. The Company's products and its manufacturing are in the development stage and delays in the development of its products and processes could occur.

Cost of products. The Company currently produces only limited quantities of FED prototypes at its pilot manufacturing production line in Montpellier. Until the Company has shipped products in quantities, it may not be meaningful to determine a cost of product sold. Product cost will depend on the level of yields achieved.

Foreign exchange. A large percentage of the Company's net assets and of the Company's costs is expressed in French Francs. Fluctuations of the parity of the US dollar versus French Franc may cause significant foreign exchange gains or losses.


Financial Condition

Cash generated by operations was $380 for the three-month period ended
March 31 1996, as compared to cash used in operations of $2.3 million for the three-month period ended March 31, 1995. This difference essentially results from significant collections of 1995 receivables from FED Alliance members, partly offset by decreases in accounts payable. In addition, the loss for the three-month period ended March 31, 1996, which amounted to $1.3 million included non-cash depreciation in the amount of $690 for the same period.

The Company has used $7.8 million in cash funding its operations from inception through March 31, 1996 and has incurred $11.1 million in capital expenditures. To date, the Company has funded its operations and capital expenditures primarily from the proceeds of equity financing aggregating $33.9 million and from proceeds aggregating $8.9 million from borrowings and sale-leaseback transactions.

Capital expenditures were $713 during the three-month period ended
March 31 1996 as compared to $911 during the same period of 1995. In 1996, capital expenditures included the purchase of production equipment for the Company's pilot production line. In addition, the Company acquired on February 20, 1996, the assets of PanoCorp Inc., as described in Note C of the condensed consolidated financial statements. The cash flows relating to this acquisition amounted to $130 for intangible assets and $120 for equipment.

The three-month period ended March 31, 1996 generated negative cash flows of $816 as compared to $4.1 million for the three-month period ended
March 31 1995. Cash flows provided by operating activity were insufficient to cover cash requirements of investing activities.

Cash available at the end of March 1996 amounted to $16.7 million as compared to $642 at the end of March 1996. This increase is primarily due to the sale of common stock in July 1995 in connection with the Company's initial public offering, which generated net proceeds of $21.0 million. The Company expects that cash available at March 31, 1996 will be sufficient to meet its cash requirements for at least 12 months.

The Company's expectations regarding the sufficiency of its sources of cash over a future period is a forward-looking statement. The rate of expenditures by the Company will be affected by numerous matters including the rate of development of the Company's products and manufacturing capabilities as well as market demand for such products.

In the future, the Company will require substantial funds to conduct research, development and testing, to develop and expand commercial-scale manufacturing systems and to market any resulting products. Changes in technology or a growth of sales beyond currently anticipated levels will also require further investments. There can be no assurance that funds for these purposes, whether from equity or debt financing, or other sources, will be available when needed or on terms acceptable to the Company.

                                 PIXTECH, INC.

                                 March 31, 1996



PART II.    Other Information

            ITEM 1    Legal Proceedings:

                      Not applicable.

            ITEM 2    Changes in Securities:

                      Not applicable.

            ITEM 3    Defaults upon Senior Securities:

                      Not applicable.

            ITEM 4    Submission of matters to a vote of security holders:

                      None.

            ITEM 5    Other information:

                      None.

            ITEM 6    Exhibits and reports on Form 8-K:

                      (a)    Exhibits -  None

                      (b)    Reports on Form 8-K - None

                                 PIXTECH, INC.

                                 March 31, 1996

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             PIXTECH, INC.


DATE:  May 15, 1996      BY: /s/ Yves Morel
                             ---------------------------
                             Yves Morel
                             Duly Authorized Officer and
                             Director of Finance and
                             Administration