Form 10-Q
period 1996-06-30
PIXTECH INC /DE/
filed 1996-08-14
CIK 946144

                                   FORM 10-Q
                                   ---------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the quarterly period ended June 30, 1996
                                                 -------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the transition period from       to
                                               ----    ----
               Commission file number 0-26380

               -------------------------------


                                 PIXTECH, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                  04-3214691
- --------------------------------------------------------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

Avenue Olivier Perroy, 13790 Rousset, France
- --------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip code)

                              011-33-42-29-10-00
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No    .
                                        -       --

The number of shares outstanding of each of the issuer's classes of common stock as of

              Class                     Outstanding at June 30, 1996
              -----                     ----------------------------
   Common Stock, $.01 par value                   8,136,146

                                 PIXTECH, INC.
                                 -------------

                               TABLE OF CONTENTS
                               -----------------


                                                                 PAGE NO.
PART I   FINANCIAL INFORMATION

         ITEM 1  Financial Statements
                 Balance Sheets as of June 30, 1996
                 and December 31, 1995..........................     3

                 Statements of Operations for the Six Months
                 Ended June 30, 1996 and 1995,
                 and the period from June 18, 1992 Ended
                 June 30, 1996..................................     4

                 Statements of Cash Flows for the Six Months
                 ended June 30, 1996 and 1995, and the period
                 from June 18, 1992 Ended June 30, 1996.........     5

                 Statement of Stockholders' Equity..............   6 - 7

                 Notes to Financial Statements..................   8 - 9

         ITEM 2  Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations.....................................  10 - 11

PART II  OTHER INFORMATION

         ITEM 1  Legal Proceedings..............................     12

         ITEM 2  Changes in Securities..........................     12

         ITEM 3  Default upon Senior Securities.................     12

         ITEM 4  Submission of matters to a vote of
                   security holders.............................     12

         ITEM 5  Other Information..............................     12

         ITEM 6  Exhibits and Reports on Form 8-K...............     12

Signatures......................................................     13

                                 PixTech, Inc.
                         (a development stage company)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share amounts)


                                           June 30,       December 31,
                                             1996             1995
                                        -------------   ----------------
ASSETS                                    (unaudited)

Current assets:
  Cash and cash equivalents.............    $ 11,704           $ 17,563
  Accounts receivable:
    Trade...............................       3,690              5,420
    Other...............................          57                187
  Inventory.............................         604                411
  Other.................................       3,142              3,229
                                           ---------          ---------

      Total current assets..............      19,197             26,810

Land and building under construction....         597                 --
Property, plant and equipment, net......      11,989             12,608
Goodwill, net  .........................         334                 --
Deferred tax assets.....................       5,252              5,469
Other assets - long term................         375                492
                                           ---------          ---------

      Total assets......................    $ 37,744           $ 45,379
                                            ========           ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long term debt.....    $    623           $    623
  Current portion of capital lease
   obligations..........................         904                907
  Current portion of long term
   liabilities..........................       1,650              1,650
  Accounts payable......................       3,074              6,140
  Accrued expenses......................       1,550              1,290
  Other.................................          24                281
                                           ---------          ---------
      Total current liabilities.........       7,825             10,891

Deferred revenue - long term............       2,772              3,093
Long term debt, less current portion....       2,977              3,268
Capital lease obligation, less current
 portion................................       1,314              1,825
Other long term liabilities, less
 current portion........................       1,757              1,772
                                           ---------          ---------
      Total liabilities.................      16,645             20,849
                                            ========           ========
Stockholders' equity
  Convertible preferred stock...........          --                 --
  Common stock..........................          81                 81
  Other stockholders' equity............      33,773             34,359
  Deficit accumulated during development
  stage.................................     (12,755)            (9,910)

      Total stockholders' equity........      21,099             24,530
                                           ---------          ---------
      Total liabilities and
       stockholders' equity.............    $ 37,744            $45,379
                                            ========           ========

                            See accompanying notes.

                                 PixTech, Inc.
                         (a development stage company)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                                                       Period from
                                                                                      June 18, 1992
                                           Three Months Ended     Six Months Ended       (date of
                                                June 30,              June 30,          inception)
                                                                                         through
                                         ---------------------- --------------------     June 30,

                                            1996       1995       1996       1995          1996
                                         ---------- ----------- ---------- --------- ---------------

Revenues:
  Cooperation & license revenues........   $ 2,636     $ 3,000    $ 4,526   $ 3,000        $ 22,364
  Product sales.........................       178          --        361       102           1,206
  Other revenues........................        47         305        981       509           2,364
                                           --------    --------   --------  --------       ---------
                                             2,861       3,305      5,868     3,611          25,934
                                           --------    --------   --------  --------       ---------
Cost of revenues
  License fees and royalties............        --         600         --       600           1,314
                                           --------    --------   --------  --------       ---------
Gross margin............................     2,861       2,705      5,868     3,011          24,620
                                           --------    --------   --------  --------       ---------
Operating expenses:
  Research and development:
   Acquisition of intellectual property
   rights...............................        --       3,111         --     3,111           4,895
   Other................................     3,721       2,467      7,222     5,395          28,986
                                           --------    --------   --------  --------       ---------
                                             3,721       5,578      7,222     8,506          33,881
  Sales and marketing...................       214         307        446       550           3,035
  General and administrative............       787         465      1,475       913           6,654
                                           --------    --------   --------  --------       ---------
     Total operating expenses...........     4,722       6,350      9,143     9,969          43,570
                                           --------    --------   --------  --------       ---------
Loss from operations....................    (1,861)     (3,645)    (3,275)   (6,958)        (18,950)

Other income/(expense)
  Interest income/(expense).............        (9)        (69)        88      (272)            361
  Foreign exchange gains/(losses).......       316         (74)       342       601             686
                                           --------    --------   --------  --------       ---------
                                               307        (143)       430       329           1,047

Loss before income tax benefit..........    (1,554)     (3,788)    (2,845)   (6,629)        (17,903)

Income tax benefit......................        --         507         --       707           5,148
                                           --------    --------   --------  --------       ---------

Net Loss................................   $(1,554)    $(3,281)   $(2,845)  $(5,922)        (12,755)
                                           ========    ========   ========  ========       =========

Pro Forma Net Loss per share:                $(.19)      $(.53)     $(.35)    $(.95)
                                            =======     =======    =======   =======

Shares used in computing proforma net
loss per share                               8,139       6,218      8,131     6,217
                                            =======     =======    =======   =======

                            See accompanying notes.

                                 PixTech, Inc.
                         (a development stage company)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (in thousands, except per share amounts)
                                  (unaudited)






                                                                 Period from
                                                                June 18, 1992
                                                                   (date of
                                                                  inception)
                                            Six Months Ended       through
                                                June 30,           June 30,

                                          --------------------  -------------
                                            1996       1995          1996
                                          ---------  ---------  -------------
Net loss................................   $(2,845)   $(5,922)     $ (12,755)

Total adjustments to net loss...........       259        668          2,026
                                            -------    -------      ---------

Net cash used in operating activities...    (2,586)    (5,254)       (10,729)
                                            -------    -------      ---------
Investing activities
Additions to property plant and
 equipment..............................    (2,196)    (1,246)       (12,625)
Additions to intangible assets..........      (130)        --           (130)
                                            -------    -------      ---------

Net cash used in investing activities...    (2,326)    (1,246)       (12,755)

Financing activities
Stock issued............................         4          5         33,924
Sale of treasury stock..................        --         11             --
Proceeds from long-term borrowings......        --      4,160          6,190
Proceeds from sale leaseback
 transactions...........................        --      2,730          2,731
Payments for equipment purchases
 financed by accounts payable...........        --     (2,364)        (2,709)
Repayment of long term borrowing and
 capital lease obligations  ............      (535)    (1,137)        (3,464)
                                            -------    -------      ---------
Net cash (used in)/provided by
 financing activities...................      (531)     3,405         36,672
                                            -------    -------      ---------
Effect of exchange rates on cash........      (416)    (1,074)        (1,484)
                                            -------    -------      ---------
Net (decrease)/increase in cash and
 cash equivalents.......................    (5,859)    (4,169)        11,704
Cash and cash equivalents beginning of
 period.................................    17,563      4,736             --
                                            -------    -------      ---------

Cash and cash equivalents end of period.   $11,704    $   567       $ 11,704
                                           ========   ========      =========

                            See accompanying notes.

                                 PixTech, Inc.
                         (a development stage company)
           Condensed Consolidated Statement of Stockholders' Equity
                     (in thousands, except share amounts)

                                                      Convertible Preferred stock
                              ---------------------------------------------------------------------------------
                                         Series A                   Series B                   Series C            Series D

                              Shares issued    Amount     Shares issued    Amount    Shares issued    Amount  Shares Issued  Amount
                              -------------   --------   ---------------  --------  ---------------  -------- -------------  ------
Balance at June 18, 1992
  Issuance of Series A
  convertible preferred
  stock, net of issuance
  costs -- $9 in June.........   211,681        $  130
  Issuance of Series B
  convertible
  preferred stock
  in June ....................                                57,522           $38
  Issuance of Common
  stock in June..
  Issuance of
  Series A
  convertible preferred
  stock in August.............    29,451            32
  Issuance of Series A
  convertible preferred
  stock in September..........   293,455           544
  Issuance of
  Series B convertible
  preferred stock
  in September................                                65,483           121
  Translation adjustment......
  Net Loss from
  June 18, 1992
  (date of inception)
  through December 31, 1992...
                              -------------   --------   ---------------  --------
Balance at December 31, 1992     534,587           706       123,005           159
  Issuance of Series A
  convertible preferred
  stock in January............   145,600           181
  Issuance of Common
  stock in January............
  Issuance of
  Series A convertible
  preferred stock in March....   876,816         1,481
  Issuance of
  Series B convertible
  preferred stock                                            240,442           430
  in March....................

  Issuance of
  Series C convertible
  preferred stock,
  net of issuance
  costs -- $71 in December....                                                         1,999,011      $5,686
  Issuance of
  Series D convertible
  preferred stock,
  net of issuance
  costs -- $15
  in December.................                                                                                    430,208    $1,224
  Translation adjustment......
  Net income --
  Year ended
  December 31, 1993...........
                              -------------   --------   ---------------  --------  ---------------  -------- -------------  ------
Balance at December 31, 1993   1,557,003         2,368       363,447           589     1,999,011       5,686      430,208     1,224
  Issuance of Common
  stock under stock
  option plan in April........
  Purchase of 28,761
  shares of Common
  stock - Treasury
  stock in April..............
  Issuance of
  Series C convertible
  preferred stock,
  net of issuance
  costs $37 in April..........                                                           472,918       1,324
  Issuance of
  Series C convertible
  preferred shares,
  net of issuance
  costs -- $45 in June........                                                           572,917       1,609
  Translation adjustment......
  Net loss --
  Year ended
  December 31, 1994...........
                              -------------   --------   ---------------  --------  ---------------  -------- -------------  ------
Balance at December 31, 1994   1,557,003         2,368       363,447           589     3,044,846       8,615      430,208     1,224
  Reissuance of  28,761
  shares of Common
  stock held in
  treasury in January ........
  Issuance of Common
  stock under stock
  option plan ................

  Common stock issued
  in initial public
  offering, net of
  issuance costs -- $ 1,090...
  Conversion of preferred
  stock.......................(1,557,003)       (2,368)     (363,447)         (589)   (3,044,846)     (8,615)    (430,208)   (1,224)
  Translation adjustment .....
  Net loss -- Twelve months
  ended December 31, 1995 ....
                              -------------   --------   ---------------  --------  ---------------  -------- -------------  ------
BALANCE AT DECEMBER 31, 1995
  Issuance of Common
  stock under stock
  option plan (unaudited).....
  Issuance of warrants
  in connection with
  acquisition of the
  assets of PanoCorp
  (unaudited).................
  Translation adjustment
  (unaudited).................
  Net loss -- Six
  months ended
  June 30, 1996 (unaudited)...
                              -------------   --------   ---------------  --------  ---------------  -------- -------------  ------
Balance at June 30, 1996
                              =============   ========   ===============  ========  ===============  ======== =============  ======

                                 PixTech, Inc.
                         (a development stage company)
           Condensed Consolidated Statement of Stockholders' Equity
                     (in thousands, except share amounts)


                                                         Common stock
                                                    -----------------------
                                                                                                       Deficit
                                                                                                     accumulated
                                                                            Additional  Cumulative      during
                                                                             Paid-in    translation  Development  Treasury
                                                    Shares issued   Amount   Capital    adjustment      stage      stock    TOTAL
                                                    -------------  -------- ----------  -----------  -----------  -------- -------
Balance at June 18, 1992
  Issuance of Series A convertible preferred
  stock, net of issuance costs -- $9 in June.....                                                                             130
  Issuance of  Series B convertible preferred
  stock in June .................................                                                                              38
  Issuance of Common stock in June...............        115,045        $1       $ 75                                          76
  Issuance of Series A convertible preferred
  stock in August................................                                                                              32
  Issuance of Series A convertible preferred
  stock in September.............................                                                                             544
  Issuance of  Series B convertible preferred
  stock in September.............................                                                                             121
  Translation adjustment.........................                                              $ 1                              1
  Net Loss from June 18, 1992 (date of inception)
  through December 31, 1992......................                                                          (506)             (506)
                                                    -------------  -------- ----------  -----------  -----------  -------- -------
Balance at December 31, 1992                             115,045         1         75            1         (506)              438
  Issuance of Series A convertible preferred
  stock in January...............................                                                                             181
  Issuance of Common stock in January............         17,256         0         21                                          21
  Issuance of Series A convertible preferred
  stock in March.................................                                                                           1,481
  Issuance of Series B convertible preferred
  stock in March.................................                                                                             430

  Issuance of Series C convertible preferred
  stock, net of issuance costs -- $71 in
  December.......................................                                                                           5,686
  Issuance of Series D convertible preferred
  stock, net of issuance costs -- $15 in
  December.......................................                                                                           1,224
  Translation adjustment.........................                                              (50)                           (50)
  Net income -- Year ended December 31, 1993.....                                                          (120)             (120)
                                                    -------------  -------- ----------  -----------  -----------  -------- -------
Balance at December 31, 1993                             132,301         1         96          (49)        (626)            9,289
  Issuance of Common stock under stock option
  plan in April..................................         77,356         1         20                                          29
  Purchase of 28,761 shares of Common stock -
  Treasury stock in April........................                                                                     (11)    (11)
  Issuance of Series C convertible preferred
  stock, net of issuance costs $37 in April......                                                                           1,324
  Issuance of Series C convertible preferred
  shares, net of issuance costs -- $45 in June...                                                                           1,605
  Translation adjustment.........................                                              230                            230
  Net loss -- Year ended December 31, 1994.......                                                        (2,979)           (2,979)
                                                    -------------  -------- ----------  -----------  -----------  -------- -------
Balance at December 31, 1994                             209,657         2        123          181       (3,605)      (11)  9,487

  Reissuance of 28,761 shares of Common stock
  held in treasury in January ...................                                   3                                  11      14
  Issuance of Common stock under stock option
  plan ..........................................          6,902         6          3                                           3

  Common stock issued in initial public offering,
  net of issuance costs -- $ 1,090...............      2,500,000        25     20,973                                      20,998
  Conversion of preferred stock .................      5,395,504        54     12,742
  Translation adjustment ........................                                              334                            334
  Net loss -- Twelve months ended December 31, ..
  1995 ..........................................                                                        (6,305)           (6,305)
                                                    -------------  -------- ----------  -----------  -----------  -------- -------
Balance at December 31st, 1995                         8,112,063       $81    $33,844         $515      $(9.910)          $24,530

  Issuance of Common stock under stock option
  plan (unaudited)...............................         24,083         0          8                                           9
  Issuance of warrants in connection with
  acquisition of the assets of PanoCorp
  (unaudited)....................................                                 230                                         230
  Translation adjustment (unaudited).............                                             (825)                          (825)
  Net loss -- Six months ended June 30, 1996
  (unaudited)....................................                                                        (2,845)           (2,845)
                                                    -------------  -------- ----------  -----------  -----------  -------- -------
Balance at June 30, 1996                               8,136,146       $82    $34,083        $(310)    $(12,755)          $21,099
                                                    =============  ======== ==========  ===========  ===========  ======== =======

                                 PixTech, Inc.
                         (a development stage company)

              Notes to Condensed Consolidated Financial Statements
                (all amounts in thousands except share amounts)
                                  (unaudited)



Note A -- Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the three-month period ending June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto for the year ending December 31, 1995 (the "1995 Financial Statements"), included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


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

The fair value of the 150,000 warrants was computed using the price of stock, the exercise price of the warrants, the expected dividend yield of the stock price, the expected volatility of stock, the expected life of the warrants and the risk-free interest rate, using the Black-Scholes model. Pursuant to the APB Statement 16, the value of such warrants was estimated at $230 and the global transaction generated a goodwill of $360. This goodwill will be depreciated over 5 years.

The purchase agreement also calls for the issuance of additional warrants to the shareholders of PanoCorp, Inc., contingent upon the achievement by the Company of specified technical milestones over the next 3 years.


Note D -- Termination of Cooperation and License Agreement with Texas
Instruments

On March 21, 1996, the Company was informed by Texas Instruments of its intention to suspend its development of FEDs. Discussions then began on the effect of this decision on the Cooperation and License Agreement with Texas Instruments Incorporated dated June 29, 1993 ("the TI Agreement"). These discussion resulted in the execution of a Termination Agreement dated July 15, 1996.

Under this agreement, Texas Instruments acknowledged that all payments heretofore made in kind to the Company with respect to technology transfer from the Company to Texas Instruments are and shall remain the property of the Company.

Included in accounts payable at December 31, 1995 and March 31, 1996 was $1,336 representing goods delivered and services rendered by Texas Instruments as in-kind technology transfer payments pursuant to the Cooperation and License Agreement (see note 6. Accounts payable of the 1995 Financial Statements.

Following Texas Instruments' decision to suspend their FED efforts, and following the subsequent confirmation that the in-kind liability to Texas Instruments would not be payable, the Company recorded cooperation and license revenues in the amount of $1,336 during the three-month period ended June 30, 1996, and canceled the in-kind liability of same amount included in accounts payable.


Note E: Property and Equipment

At December 31, 1995 and March 31, 1996, machinery and equipment included $671 and $719 respectively on which the Company and LETI (Laboratoire Electronique de Technologie et d'Instrumentation) each had a 50% title. This equipment was recorded by the Company at 50% of its cost and was depreciated based on this acquisition value (see note 5 - Accounts payable of the 1995 Financial Statements).

On March 22, 1996, the Company entered into an agreement with Leti under which
(i) certain pieces of equipment, with an acquisition value and a net value in the Company's books of $380 and $240 at March 31, 1996, respectively, became the sole property of the Company; these assets were recorded at April 1, 1996 in the Company's books with an acquisition value of $509, and are now depreciated over their remaining expected lifetime ; and (ii) certain pieces of equipment with an acquisition value and a net value in PixTech's books of $336 and $238, respectively, became the sole property of Leti.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of operations

Cooperation and License revenues. The Company recognized cooperation and license revenues under the FED Alliance agreements of $2.6 million in the three-month period ending June 30, 1996, as compared to $3.0 million in the three-month period ending June 30, 1995. These revenues represent the achievement by the Company of contractual milestones with FED Alliance members, in the amount of $1.3 million, and the value of in-kind payments with respect to technology transfer made by the Company to TI under the Cooperation and License agreement with Texas Instruments executed on June 29, 1993 and terminated on July 15, 1996 (see note D to the notes to the condensed consolidated financial statements for the period ended June 30, 1996).

The Company recognized cooperation and license revenues under the FED Alliance agreements of $4.5 million in the six-month period ending June 30, 1996, as compared to $3.0 million in the six-month period ending June 30, 1995.

Product sales. The Company recognized product sales of $361 in the six-month period ending June 30, 1996 and $102 in the six-month period ending June 30, 1995. These product sales represented shipment of FED cathodes to members of the FED Alliance, and the shipment of limited quantities of FED displays for evaluation by OEM customers.

Other revenues. Other revenues amounted to $47 in the three-month period ending June 30, 1996 as compared to $305 during the three-month period ending June 30, 1995. Other revenues amounted to $981 in the six-month period ending June 30, 1996 as compared to $509 during the six-month period ending June 30, 1995. Of the revenues recorded in 1996, $800 are related to a grant from the French Ministry of Industry to support manufacturing of Field Emission Displays.

Research and Development Expenses - The Company expensed $3.7 million for research and development costs during the three-month period ending June 30, 1996, an increase of 51% over R&D expenses incurred in the three-month period ending June 30, 1995, which amounted to $2.5 million, excluding acquisition of intellectual property rights. These expenses included contract consulting fees, salaries and associated operating expenses for in-house research and development activities and the cost of staffing and operating the Company's pilot manufacturing facility. The increase reflects the continued development of the Company's FED technology and manufacturing processes. R&D expenses, excluding acquisition of intellectual property rights, amounted to $7.2 million for the six-month period ending June 30, 1996 as compared to $5.4 million during the six-month period ending June 30, 1995.

General and Administrative Expenses. General and Administrative expenses increased by 69% from $465 in three-month period ending June 30, 1995 to $787 in the three-month period ending June 30, 1996, reflecting the increase in the number of full time employees. G&A amounted to $1.5 million for the six-month period ending June 30, 1996 as compared to $0.9 million during the six-month period ending June 30, 1995.

Income tax. Income tax benefits represent tax credits for research and development activities conducted in France and the benefits of net operating loss carryforwards, net of valuation allowance. Research and development tax credits will be paid in cash to the Company if the Company is not able to credit them against future income tax liabilities within three fiscal years. The Company did not recognize any income tax benefit during the six-month period ending June 30, 1996, as compared to $707 for the six ending June 30, 1995. The Company does not expect to record additional tax credits for research and development activities in the future as the benefit is based on increases in eligible research and development expenses in a given year over the two previous fiscal years.

Outlook: issues and risks

The Company is focused on the continued development of the FED technology, the strengthening and expansion of the FED Alliance, the improvement of manufacturing yields, and the reliability testing of new products which the Company expects will lead to the shipment of an increased quantity of commercial products in the near future. In evaluating this outlook, the following risks and issues, among others, should be considered.

Revenues from FED Alliance members. The Company primarily recognizes its revenues when it has achieved certain milestones which are contractually defined with FED Alliance members. Failure to achieve a specific technical milestone in a given quarter could result in significant unexpected fluctuations in revenues. To date, the Company has recorded a significant portion of the expected revenues associated with the achievement of contractual milestones with existing FED Alliance members and may not be able to maintain the level of cooperation and license revenues that has been achieved historically. Consequently, future FED Alliance milestone revenues are mostly subject to expansion of the Alliance. There can be no assurance that the Company will be successful in entering into any new FED Alliance agreements with other companies that have proprietary display-related technology and failure to expand the FED Alliance could adversely affect the Company.

Products and manufacturing processes under development. The Company's products and its manufacturing processes are in the development stage and delays in the development of its products and processes could occur.

Cost of products. The Company currently produces only limited quantities of FED prototypes at its pilot manufacturing production line in Montpellier. Until the Company has shipped products in quantities, it is not considered meaningful to determine a cost of product sold. Product cost will depend on the level of yields achieved.

Foreign exchange. A large percentage of the Company's net assets and of the Company's costs is expressed in French Francs. Fluctuations of the parity of the US dollar versus French Franc may cause significant foreign exchange gains or losses.


Financial Condition

Cash used in operations was $2.6 for the six-month period ended June 30, 1996, as compared to cash used in operations of $5.3 million for the six-month period ended June 30, 1995.

The Company has used $10.7 million in cash funding its operations from inception through June 30, 1996 and has incurred $12.8 million in capital expenditures. To date, the Company has funded its operations and capital expenditures primarily from the proceeds of equity financing aggregating $33.9 million and from proceeds aggregating $8.9 million from borrowings and sale-leaseback transactions.

Capital expenditures were $2.3 million during the six-month period ended June 30, 1996 as compared to $1.2 million during the same period of 1995. In 1996, capital expenditures included the purchase of production equipment for the Company's pilot production line. In addition, the Company acquired on February 20, 1996, the assets of PanoCorp Inc., as described in Note C of the condensed consolidated financial statements. The cash flows relating to this acquisition amounted to $130 for intangible assets and $120 for equipment.

The three-month period ended June 30, 1996 generated negative cash flows of $5.9 million as compared to $4.2 million for the six-month period ended June 30, 1995.

Cash available at the end of June 1996 amounted to $11.7 million as compared to $17.6 million at the end of December 1995. The Company expects that cash available at June 30, 1996 will be sufficient to meet its cash requirements for at least 12 months.

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

                                 June 30, 1996



PART II  Other Information

         ITEM 1  Legal Proceedings:

                 Not applicable.

         ITEM 2  Changes in Securities:

                 Not applicable.

         ITEM 3  Defaults upon Senior Securities:

                 Not applicable.

         ITEM 4  Submission of matters to a vote of security holders:

                 The Company held its annual meeting of stockholders on Thursday, April 25, 1996. The only proposal submitted to a vote of the stockholders at such meeting was a proposal to elect a director. Jean-Pierre Noblanc, by a vote of 4,680,957 votes in favor and 4,200 votes withheld, was re-elected as a director of the Company. There were no abstention or broker non-votes. The terms of office of the following directors continued after the meeting: Jean-Luc Grand-Clement, Pierre-Michel Piccino, William
                 C. Schmidt and John A. Hawkins.

         ITEM 5  Other Information:

                 None.

         ITEM 6  Exhibits and reports on Form 8-K:

                 (a)  Exhibits

                 10                                 Termination Agreement
                                                    dated July 15, 1996
                                                    between the Registrant and
                                                    Texas Instruments
                                                    Incorporated.

                 (b)  Reports on Form 8-K - None

                                 PIXTECH, INC.

                                 June 30, 1996


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             PIXTECH, INC.


Date: July 31, 1996          BY: /s/ Yves Morel
                                ---------------
                             Yves Morel
                             Duly Authorized Officer and
                             Director of Finance and
                             Administration

                                 EXHIBIT INDEX



Exhibit No.          Description                                  Page no.
- -----------          -----------                                  --------

10                   Termination Agreement dated July 15,
                     1996 between the Registrant and Texas
                     Instruments Incorporated.