Form 10-Q
period 1996-09-30
PIXTECH INC /DE/
filed 1996-11-13
CIK 946144

                                   FORM 10-Q
                                   ---------

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996
                                              ------------------
                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______
                Commission file number 0-26380

                ---------------------------------


                                 PIXTECH, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                           04-3214691
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

Avenue Olivier Perroy, 13790 Rousset, France
--------------------------------------------------------------------------------
(Address of principal executive offices)    (Zip code)

                             011-33-4-42-29-10-00
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       -    -
The number of shares outstanding of each of the issuer's classes of common stock as of

                  Class                      Outstanding at September 30, 1996
                  -----                      ---------------------------------
         Common Stock, $.01 par value                8,141,146

                                 PIXTECH, INC.
                                 -------------

                               TABLE OF CONTENTS
                               -----------------
                                                                      PAGE NO.

PART I  FINANCIAL INFORMATION

        ITEM 1 Financial Statements

               Balance Sheets as of September 30, 1996
               and December 31, 1995.................................    3

               Statements of Operations for the Three Months and
               Nine Months Ended September 30, 1996 and 1995, and
               the period from June 18, 1992 Ended
               September 30, 1996....................................    4

               Statements of Cash Flows for the Nine Months
               ended September 30, 1996 and 1995, and the period
               from June 18, 1992 Ended September 30, 1996...........    5

               Statement of Stockholders' Equity.....................   6-7

               Notes to Financial Statements.........................   8-9

        ITEM 2 Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations............................................  10-11

PART II OTHER INFORMATION

        ITEM 1 Legal Proceedings.....................................    12

        ITEM 2 Changes in Securities.................................    12

        ITEM 3 Default upon Senior Securities........................    12

        ITEM 4 Submission of matters to a vote of
               security holders......................................    12

        ITEM 5 Other Information.....................................    12

        ITEM 6 Exhibits and Reports on Form 8-K......................    12


Signatures...........................................................    13

                                 PixTech, Inc.
                         (a development stage company)

                     CONDENSED CONSOLIDATED BALANCE SHEET
                   (in thousands, except per share amounts)

                                                                     September 30,         December 31,
                                                                         1996                  1995
                                                                   ----------------      ---------------
ASSETS                                                                (unaudited)
Current assets:
  Cash and cash equivalents.......................................          $ 8,391             $ 17,563
  Accounts receivable:
    Trade.........................................................            1,287                5,420
    Other.........................................................               57                  187
  Inventory.......................................................              648                  411
  Other...........................................................            3,020                3,229
                                                                         -----------          -----------

      Total current assets                                                   13,403               26,810

Property, plant and equipment, net................................           13,927               12,608
Goodwill, net.....................................................              316                   --
Deferred tax assets...............................................            5,232                5,469
Other assets - long term..........................................              318                  492
                                                                         -----------          -----------

      Total assets................................................         $ 33,196             $ 45,379
                                                                         ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long term debt...............................         $    638             $    623
  Current portion of capital lease obligations....................              916                  907
  Current portion of long term liabilities........................            2,350                1,650
  Accounts payable................................................            3,687                6,140
  Accrued expenses................................................            1,600                1,290
  Other...........................................................               85                  281
                                                                         -----------          -----------
      Total current liabilities...................................            9,276               10,891

Deferred revenue - long term......................................            3,222                3,093
Long term debt, less current portion..............................            2,930                3,268
Capital lease obligation, less current portion....................            1,075                1,825
Other long term liabilities, less current portion.................              125                1,772
                                                                         -----------          -----------
      Total liabilities...........................................           16,628               20,849
                                                                         ===========          ===========

Stockholders' equity
  Convertible preferred stock.....................................               --                   --
  Common stock....................................................               81                   81
  Other stockholders' equity......................................           33,799               34,359
  Deficit accumulated during development stage....................          (17,312)              (9,910)

      Total stockholders' equity..................................           16,568               24,530
                                                                         -----------          -----------

      Total liabilities and stockholders' equity..................         $ 33,196             $ 45,379
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

                                 PixTech, Inc.
                         (a development stage company)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)


                                                                                                               Period from
                                                    Three Months Ended                Nine Months Ended       June 18, 1992
                                                       September 30,                    September 30,           (date of
                                                                                                               inception)
                                                                                                                 through
                                                  --------------------------- ------------------------------  September 30,
                                                      1996           1995           1996            1995          1996
                                                  ------------- ------------- -------------- --------------- ---------------
Revenues:
 Cooperation & license revenues...................     $   707     $   1,859      $   5,233       $   4,859       $ 23,071
 Product sales....................................          67            44            428             146          1,273
 Other revenues...................................          11           136            992             645          2,375
                                                       --------    ----------     ----------      ----------      ---------
                                                           785         2,039          6,653           5,650         26,719
                                                       --------    ----------     ----------      ----------      ---------
Cost of revenues
 License fees and royalties.......................          --            --             --             600          1,314
                                                       --------    ----------     ----------      ----------      ---------
Gross margin......................................         785         2,039          6,653           5,050         25,405
                                                       --------    ----------     ----------      ----------      ---------

Operating expenses:
 Research and development:
  Acquisition of intellectual property rights               --            --             --           3,111          4,765
  Other...........................................       4,269         3,091         11,491           8,486         33,385
                                                       --------    ----------     ----------      ----------      ---------
                                                         4,269         3,091         11,491          11,597         38,150
  Sales and marketing.............................         309           476            755           1,026          3,344
  General and administrative......................         630           607          2,105           1,520          7,284
                                                       --------    ----------     ----------      ----------      ---------
     Total operating expenses.....................       5,208         4,174         14,351          14,143         48,778
                                                       --------    ----------     ----------      ----------      ---------

Loss from operations..............................      (4,423)       (2,135)        (7,698)         (9,093)       (23,373)

Other income/(expense)
  Interest income/(expense).......................           3           109             91            (163)           364
  Foreign exchange gains/(losses).................        (137)         (343)           205             258            549
                                                       --------    ----------     ----------      ----------      ---------
                                                          (134)         (234)           296              95            913

Loss before income tax benefit....................      (4,557)       (2,369)        (7,402)         (8,998)       (22,460)

Income tax benefit................................          --           408             --           1,115          5,148
                                                       --------    ----------     ----------      ----------      ---------

Net Loss..........................................     $(4,557)    $  (1,961)     $  (7,402)      $  (7,883)       (17,312)
                                                       ========    ==========     ==========      ==========      =========

Net Loss per share:                                      $(.56)        $(.26)         $(.91)         $(1.22)
                                                        =======     =========       ========       =========

Shares used in computing net loss per share.......       8,141         7,612          8,133           6,479
                                                        =======     =========       ========       =========


                            See accompanying notes.

                                 PixTech, Inc.
                         (a development stage company)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (in thousands, except per share amounts)

                                  (unaudited)

                                                                                                Period from
                                                                                               June 18, 1992
                                                                                                 (date of
                                                                                                inception)
                                                                      Nine Months Ended           through
                                                                        September 30,          September 30,
                                                                    -------------------------  -------------
                                                                       1996          1995           1996
                                                                    ----------- -------------  -------------
Net loss...........................................................   $ (7,402)     $ (7,884)     $ (17,312)

Total adjustments to net loss......................................      5,037         2,737          6,804
                                                                      ---------     ---------     ----------
Net cash used in operating activities..............................     (2,365)       (5,147)       (10,508)
                                                                      ---------     ---------     ----------
Investing activities
Additions to property plant and equipment..........................     (4,560)       (1,670)       (14,989)
Additions to intangible assets.....................................       (130)           --           (130)
                                                                      ---------     ---------     ----------

Net cash used in investing activities..............................     (4,690)       (1,670)       (15,119)

Financing activities
Stock issued.......................................................          5        21,024         33,925
Sale of treasury stock.............................................         --            11             --
Proceeds from long-term borrowings.................................         --         4,161          6,190
Proceeds from sale leaseback transactions..........................         --         2,731          2,731
Payments for equipment purchases financed by accounts payable......         --        (2,364)        (2,709)
Repayment of long term borrowing and capital lease obligations.....     (1,773)       (2,330)        (4,702)
                                                                      ---------     ---------     ----------

Net cash (used in)/provided by financing activities................     (1,768)       23,233         35,435
                                                                      ---------     ---------     ----------
Effect of exchange rates on cash...................................       (349)         (897)        (1,417)
                                                                      ---------     ---------     ----------

Net (decrease)/increase in cash and cash equivalents...............     (9,172)       15,519          8,391
Cash and cash equivalents beginning of period......................     17,563         4,736             --
                                                                      ---------     ---------     ----------

Cash and cash equivalents end of period............................   $  8,391      $ 20,255      $   8,391
                                                                     ==========    ==========    ===========

                            See accompanying notes.

                                 PixTech, Inc.
                         (a development stage company)

           Condensed Consolidated Statements of Stockholders' Equity

                     (in thousands, except share amounts)

                                                                     Convertible Preferred Stock
                                                             -------------------------------------------------
                                                      Series A          Series B          Series C          Series D

                                                  Shares            Shares            Shares            Shares
                                                  issued   Amount   issued   Amount   issued   Amount   issued   Amount
                                                  ------   ------   ------   ------   ------   ------   ------   ------
Balance at June 18, 1992
 Issuance of Series A convertible preferred
   stock, net of issuance costs--$9 in June.....   211,681  $  130
 Issuance of Series B convertible preferred
   stock in June................................                     57,522   $  38
 Issuance of Common stock in June...............
 Issuance of Series A convertible preferred
   stock in August..............................    29,451      32
 Issuance of Series A convertible preferred
   stock in September...........................   293,455     544
 Issuance of Series B convertible preferred
   stock in September...........................                     65,483     121
 Translation adjustment.........................
 Net loss from June 18, 1992 (date of
   inception) through December 31, 1992.........
                                                  -------- -------  -------  ------   ------   ------   ------   ------
Balance at December 31, 1992                       534,587     706  123,005     159
 Issuance of Series A convertible preferred
   stock in January.............................   145,600     181
 Issuance of Common stock in January............
 Issuance of Series A convertible preferred
   stock in March...............................   876,816   1,481
 Issuance of Series B convertible preferred
   stock in March...............................                    240,442     430
 Issuance of Series C convertible preferred
   stock, net of issuance costs--$71 in
   December.....................................                                     1,999,011  $5,686
 Issuance of Series D convertible preferred
   stock, net of issuance costs--$15 in
   December.....................................                                                         430,208  $1,224
 Translation adjustment.........................
  Net loss--Year ended December 31,
   1993.........................................
                                                  -------- -------  -------  ------   -------- -------  -------- -------
Balance at December 31, 1993                     1,557,003   2,368  363,447     589  1,999,011   5,686   430,208   1,224
 Issuance of Common stock under stock
   option plan in April.........................
 Purchase of 28,761 shares of Common
   stock--Treasury stock in April...............
 Issuance of Series C convertible preferred
   stock, net of issuance costs--$37 in April...                                       472,918   1,324
 Issuance of Series C convertible preferred
   stock, net of issuance costs--$45 in June....                                       572,917   1,605
 Translation adjustment.........................
 Net loss--Year ended December 31, 1994.........
                                                 --------- -------  -------  ------  --------- -------  -------- -------
Balance at December 31, 1994                     1,557,003   2,368  363,447     589  3,044,846   8,615   430,208   1,224
 Reissuance of 28,761 shares of Common
   stock held in treasury in January............
 Issuance of Common stock under stock
   option plan..................................
 Common stock issued in initial public offering,
   net of insuance costs -- $ 1,090
 Conversion of preferred stock..................(1,557,003) (2,368)(363,447)   (589)(3,044,846) (8,615) (430,208) (1,224)

 Translation adjustment.........................
 Net loss--Twelve months ended December 31, 1995
                                                  ------   ------   ------   ------   ------   ------   ------   ------
Balance at December 31, 1995
Issuance of Common stock under stock
   option plan (unaudited)......................
Issuance of warrants in connection with
acquisition of the assets of Panocorp (unaudited)
Translation adjustment (unaudited)..............
  Net loss--Nine months ended  September 30,
  1996 (unaudited)..............................
                                                  ------   ------   ------   ------   ------   ------   ------   ------
Balance at September 30, 1996                       --       --       --       --       --       --       --       --
                                                  ======   ======   ======   ======   ======   ======   ======   ======

                            See accompanying notes

                                 PixTech, Inc.
                         (a development stage company)

           Condensed Consolidated Statements of Stockholders' Equity
                     (in thousands, except share amounts)

                                                    Common Stock
                                                    ------------                                   Deficit
                                                                                                   -------
                                                                                                 accumulated
                                                                                                 -----------
                                                                      Additional   Cumulative       during
                                                                      ----------   ----------       ------
                                                  Shares               Paid-in     translation   development   Treasury
                                                  ------               -------     -----------   -----------   --------
                                                  issued     Amount    Capital     adjustment       stage       stock      Total
                                                  ------     ------    -------     ----------       -----       -----      -----
Balance at June 18, 1992
 Issuance of Series A convertible preferred                                                                                 $   130
   stock, net of issuance costs--$9 in June....
 Issuance of Series B convertible preferred
   stock in June...............................                                                                                  38
 Issuance of Common stock in June..............    115,045        $ 1        $ 75                                                76
 Issuance of Series A convertible preferred
   stock in August.............................                                                                                  32
 Issuance of Series A convertible preferred
   stock in September..........................                                                                                 544
 Issuance of Series B convertible preferred
   stock in September..........................                                                                                  21
 Translation adjustment                                                                      $ 1                                  1
 Net loss from June 18, 1992 (date of
   inception) through December 31, 1992........                                                      $   (506)                 (506)

                                                 ---------    -------    --------         ------     --------   ------     --------
Balance at December 31, 1992                       115,045          1          75              1         (506)                  436
 Issuance of Series A convertible preferred                                                                                     181
   stock in January............................
 Issuance of Common stock in January...........     17,256                     21                                                21
 Issuance of Series A convertible preferred
   stock in March.....................                                                                                        1,481
 Issuance of Series B convertible preferred
   stock in March..............................                                                                                 430
 Issuance of Series C convertible preferred
   stock, net of issuance costs--$71 in
   December....................................                                                                               5,686
 Issuance of Series D convertible preferred
   stock, net of issuance costs--$15 in
   December....................................                                                                               1,224
 Translation adjustment                                                                      (50)                               (50)
 Net loss--Year ended December 31, 1993........                                                          (120)                 (120)

                                                 ---------    -------    --------         ------     --------   ------     --------
Balance at December 31, 1993                       132,301          1          96            (49)        (626)                9,289
 Issuance of Common stock under stock
   option plan in April........................     77,356          1          28                                                29
 Purchase of 28,761 shares of Common
   stock--Treasury stock in April..............                                                                   $(11)         (11)
 Issuance of Series C convertible preferred
   stock, net of issuance costs--$37 in April..                                                                               1,324
 Issuance of Series C convertible preferred
   stock, net of issuance costs--$45 in June...                                                                               1,605
 Translation adjustment........................                                              230                                230
 Net loss--Year ended December 31, 1994........                                                        (2,979)               (2,979)

                                                 ---------    -------    --------         ------     --------   ------     --------
Balance at December 31, 1994                       209,657          2         123            181       (3,605)     (11)       9,487
 Reissuance of 28,761 shares of Common
   stock held in treasury in January...........                                 3                                   11           14
 Issuance of Common stock under stock
   option plan.................................      6,902          0           3                                                 3
 Common stock issued in initial public offering,
   net of insuance costs--$1,090...............  2,500,000         25      20,973                                            20,998
 Conversion of preferred stock.................  5,395,504         54      12,742
 Translation adjustment........................                                              334                                334
 Net loss--Twelve months ended December 31, 1995
                                                                                                       (6,305)               (6,305)

                                                 ---------    -------    --------         ------     --------   ------     --------
Balance at December 31, 1995                     8,112,063        $81     $33,844           $515      $(9,910)  $   --     $ 24,530
Issuance of Common stock under stock
   option plan (unaudited)                          29,083          0          11                                                11
Issuance of warrants in connection with
acquisition of the assets of Panocorp
(unaudited)                                                                   230                                               230
Translation adjustment (unaudited)                                                          (801)                              (801)
  Net loss--Nine  months ended  September 30,
1996 (unaudited)                                                                                       (7,402)               (7,402)

                                                 ---------    -------    --------         ------     --------   ------     --------
Balance at September 30, 1996                    8,141,146       $ 81    $ 34,085         $ (286)   $ (17,312)  $   --     $ 16,568
                                                 =========    =======    ========         ======    =========   ======     ========

                            See accompanying notes

                                 PIXTECH, INC.
                         (a development stage company)

             Notes to Condensed Consolidated Financial Statements
                (all amounts in thousands except share amounts)
                                  (unaudited)



Note A -- Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the three-month or nine-month periods ending September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto for the year ending December 31, 1995 (the "1995 Financial Statements"), included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


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


Note D -- Termination of Cooperation and License Agreement with Texas
Instruments

On March 21, 1996, the Company was informed by Texas Instruments of its intention to suspend its development of FEDs. Discussions then began on the effect of this decision on the Cooperation and License Agreement with Texas Instruments Incorporated dated June 29, 1993 ("the TI Agreement"). These discussions resulted in the execution of a Termination Agreement dated July 15, 1996.

Under this agreement, Texas Instruments acknowledged that all payments heretofore made in kind to the Company with respect to technology transfer from the Company to Texas Instruments are and shall remain the property of the Company.

Included in accounts payable at December 31, 1995 and as of the date of the Termination Agreement was $1,336 representing goods delivered and services rendered by Texas Instruments as in-kind technology transfer payments pursuant to the Cooperation and License Agreement (see note 6. Accounts payable of the 1995 Financial Statements).

Following Texas Instruments' decision to suspend their FED efforts, and following the subsequent confirmation that the in-kind liability to Texas Instruments would not be payable, the Company recorded cooperation and license revenues in the amount of $1,336 during the three-month period ended June 30, 1996, and canceled the in-kind liability of same amount included in accounts payable.

Note E: Property and Equipment

At December 31, 1995 and March 31, 1996, machinery and equipment included $671 and $719 respectively on which the Company and LETI (Laboratoire Electronique de Technologie et d'Instrumentation) each had a 50% title. This equipment was recorded by the Company at 50% of its cost and was depreciated based on this acquisition value (see note 5 - Property, Plant and Equipment Accounts payable of the 1995 Financial Statements).

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

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

Cooperation and License revenues. The Company recognized cooperation and license revenues under the FED Alliance agreements of $0.7 million in the three-month period ending September 30, 1996, as compared to $1.8 million in the three-month period ending September 30, 1995. These revenues represent the achievement by the Company of contractual milestones with FED Alliance members. The decrease in revenues from FED Alliance agreements follows the achievement by the Company, earlier this year, of a majority of the technical milestones agreed upon with existing partners. The Company may not be able to maintain the level of cooperation and license revenues that has been achieved historically if the Company does not succeed in expanding the FED Alliance.

The Company recognized cooperation and license revenues under the FED Alliance agreements of $5.2 million in the nine-month period ending September 30, 1996, as compared to $4.8 million in the nine-month period ending September 30, 1995.

Product sales. The Company recognized product sales of $67,000 in the three-month period ending September 30, 1996, as compared to $44,000 in the three-month period ending September 30, 1995. These product sales represented the shipment of FED displays for evaluation by OEM customers and FED cathodes to members of the FED Alliance in limited quantities. The Company recognized product sales of $428,000 in the nine-month period ending September 30, 1996 and $146,000 in the nine-month period ending September 30, 1995.

Other revenues. The Company recognized other revenues of $11,000 in the three-month period ending September 30, 1996 as compared to other revenues of $136,000 in the three-month period ended September 30, 1995. Other revenues are principally government grant funding. Other revenues amounted to $992 in the nine-month period ending September 30, 1996 as compared to $645 during the nine-month period ending September 30, 1995. Of the revenues recorded in 1996, $800 are related to a grant from the French Ministry of Industry to support manufacturing of Field Emission Displays.

Research and Development Expenses - The Company expensed $4.3 million for research and development costs during the three-month period ending September 30, 1996, an increase of 38% over R&D expenses incurred in the three-month period ending September 30, 1995, which amounted to $3.1 million. These expenses included contract consulting fees, salaries and associated operating expenses for in-house research and development activities and the cost of staffing and operating the Company's pilot manufacturing facility. Part of the increase is related to launching of a new R&D effort in Santa Clara, with a view to developing large-size FEDs. The increase also reflects the continued development of the Company's FED technology and manufacturing processes. R&D expenses amounted to $11.5 million for the nine-month period ending September 30, 1996 as compared to $8.5 million during the nine-month period ending September 30, 1995, excluding acquisition of intellectual property rights.

Sales and Marketing Expenses. The Company expensed $309 for sales and marketing during the three-month period ending September 30, 1996, compared to $476 during the three-month period ending September 30, 1995. Sales and marketing expenses amounted to $755 for the nine-month period ending September 30, 1996 as compared to $1.0 million during the nine-month period ending September 30, 1995. The decrease follows the reallocation of a limited number of engineers from Sales & Marketing to Research & Development.

General and Administrative Expenses. General and administrative expenses remained almost stable, with an increase of 4% only, from $607 in three-month period ending September 30, 1995 to $630 in the three-month period ending September 30, 1996. General and administrative expenses amounted to $2.1 million for the nine-month period ending September 30, 1996 as compared to $1.5 million during the nine-month period ending September 30, 1995, reflecting the increase in the number of full time employees.

Income tax. Income tax benefits represent tax credits for research and development activities conducted in France and the benefits of net operating loss carryforwards, net of valuation allowance. Research and development tax credits will be paid in cash to the Company if the Company is not able to credit them against future income tax liabilities within three fiscal years. The Company did not recognize any income tax benefit during the nine-month period ending September 30, 1996, as compared to $1.1 million for the nine-month period ending September 30, 1995. The Company does not expect to record significant additional tax credits for research and development activities, if any, as the benefit is based on increases in eligible research and development expenses in a given year over the two previous fiscal years.

Strategic issues and risks

The Company is focused on the continued development of the FED technology, the strengthening and expansion of the FED Alliance, the improvement of manufacturing yields, and the reliability testing of new products which the Company expects will lead to the shipment of an increased quantity of commercial products in the near future. In evaluating this strategy, the following risks and issues, among others, should be considered.

Revenues from FED Alliance members. The Company primarily recognizes its revenues when it has achieved certain milestones which are contractually defined with FED Alliance members. Failure to achieve a specific technical milestone in a given quarter could result in significant unexpected fluctuations in revenues. To date, the Company has recorded a significant portion of the expected revenues associated with the achievement of contractual milestones with existing FED Alliance members and may not be able to maintain the level of cooperation and license revenues that has been achieved historically. Consequently, future FED Alliance milestone revenues are mostly subject to expansion of the Alliance. There can be no assurance that the Company will be successful in entering into any new FED Alliance agreements with other companies that have proprietary display-related technology. Failure to expand the FED Alliance could adversely affect the Company.

Products and manufacturing processes under development. The Company's products and its manufacturing processes are in the development stage and delays in the development of its products and processes could occur, which could adversely affect the Company.

Limited Manufacturing Capability: To date, the Company has only used its facilities for the production of low volumes of prototypes and FEDs and has not produced FEDs in commercial quantities or at commercially viable yields. The Company will need to acquire additional capital equipment to support additional volume. In addition, the Company's pilot manufacturing facility located in Montpellier, France, may not be able to produce volume quantities of FEDs at acceptable cost levels.

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


Financial Condition

Cash used in operations was $2.4 for the nine-month period ended September 30, 1996, as compared to cash used in operations of $5.1 million for the nine-month period ended September 30, 1995.

The Company has used $10.5 million in cash to fund its operations from inception through September 30, 1996 and has incurred $15.1 million in capital expenditures. To date, the Company has funded its operations and capital expenditures primarily from the proceeds of equity financing aggregating $33.9 million and from proceeds aggregating $8.9 million from borrowings and sale-leaseback transactions.

Capital expenditures were $4.7 million during the nine-month period ended September 30, 1996 as compared to $1.7 million during the same period of 1995. In 1996, capital expenditures included the purchase of production equipment for the Company's pilot production line, amounting to $3.4 million, and the construction of a 11,000 square foot office facility, amounting to $1.3 million. In addition, on February 20, 1996, the Company acquired, the assets of PanoCorp Inc., as described in Note C of the condensed consolidated financial statements. The cash flows relating to this acquisition amounted to $130,000 for intangible assets and $120,000 for equipment.

The nine-month period ended September 30, 1996 generated negative cash flows of $9.2 million as compared to positive cash flows of $15.5 million for the nine-month period ended September 30, 1995.

Cash available at the end of September 1996 amounted to $8.4 million as compared to $17.6 million at the end of December 1995. The Company expects that cash available at September 30, 1996 will be sufficient to meet its cash requirements for at least 6 months.

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


Recent Developments

Research and Development. The Company has begun a technology development program in cooperation with a major Japanese CRT manufacturer to demonstrate the large display (15-inch and above) capability of FED technology. Under a contract with the CRT manufacturer, specific demonstration displays will be jointly developed integrating processes and components from the CRT manufacturer and the Company. In order to address these important large display markets, the Company believes it will need to make further advances in its product technologies and manufacturing processes. In February 1996, the Company acquired from Panocorp, Inc. certain patents and know-how in high voltage display construction which, combined with PixTech's cathode technology, establish a solid foundation for this development program. The test vehicle for this program is a 15-inch XGA panel having equivalent viewing quality and multimedia performance to a 17-inch CRT.

Manufacturing Partnership. The Company is negotiating with a large volume active matrix LCD ("AMLCD") manufacturer to establish a manufacturing partnership that would enable the Company to rapidly leverage the high productivity tools and manufacturing know-how established for LCD production. To date, the Company has not signed any agreement with an AMLCD manufacturer. Although the Company believes many FED manufacturing process steps can be carried out with similar equipment as that used by AMLCD manufacturers, in particular in the area of cathode and anode manufacturing, significant capital expenditure will be required in order to install at the contract manufacturer's facility equipment that are not common to the AMLCD manufacturing process. In addition, the amount of the capital expenditures required to adapt to FED manufacturing has not been quantified. There can be no assurance that the Company will have sufficient resources to fund such costs, once known. Further, in the event that the Company funds such capital expenditures to adapt an AMLCD manufacturer's equipment to FED manufacturing, there can be no assurance that such investment will be recovered by the Company, especially in the event such manufacturing partnership is not successful.

                                 PIXTECH, INC.

                              September 30, 1996




PART II    Other Information

           ITEM 1  Legal Proceedings:

                   Not applicable.


           ITEM 2  Changes in Securities:

                   Not applicable.


           ITEM 3  Defaults upon Senior Securities:

                   Not applicable.


           ITEM 4  Submission of matters to a vote of security holders:

                   None


           ITEM 5  Other Information:

                   None.


           ITEM 6  Exhibits and reports on Form 8-K:
                   (a) Exhibits - None
                   (b) Reports on Form 8-K - None

                                 PIXTECH, INC.

                               September 30, 1996


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PIXTECH, INC.


Date: November 8th, 1996               BY: /s/ Yves Morel
                                          ---------------
                                       Yves Morel
                                       Duly Authorized Officer and
                                       Director of Finance and
                                       Administration