Form 10-Q/A
period 1996-06-30
PIXTECH INC /DE/
filed 1996-11-21
CIK 946144

                                  FORM 10-Q/A
                                  -----------

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

                              011-33-42-29-10-00
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

                                 PIXTECH, INC.
                                 -------------

     The Quarterly Report on Form 10-Q (the "Quarterly Report") filed by PixTech, Inc. on July 31, 1996 is hereby amended by deleting the Exhibit Index and replacing it with the Exhibit Index set forth herein. Schedule A to Exhibit 10 to the Quarterly Report is hereby amended by deleting it in its entirety and replacing it with Schedule A set forth herein.

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


                             PIXTECH, INC.


Date: November  21, 1996     BY: /s/ Yves Morel
                                ------------------------
                             Yves Morel
                             Officer and Director of Finance
                             and Administration

                                 EXHIBIT INDEX



Exhibit No.          Description                                  Page no.
-----------          -----------                                  --------

10++                 Termination Agreement dated July 15,
                     1996 between the Registrant and Texas
                     Instruments Incorporated.




++ Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934.