Form 10-K
period 1996-12-31
PIXTECH INC /DE/
filed 1997-03-31
CIK 946144

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996     COMMISSION FILE NUMBER: 0-26380

                                 PIXTECH, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

               DELAWARE                              04-3214691
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)             IDENTIFICATION NUMBER)

                 AVENUE OLIVIER PERROY, 13790 ROUSSET, FRANCE
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

                           011-33- (0) 4-42-29-10-00

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                          ON WHICH REGISTERED
             -------------------                         ---------------------
                    None                                         None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.01 PAR VALUE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES X   NO
                                   ---    ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  The aggregate market value of voting stock held by non-affiliates of the registrant as of March 3, 1997 was: $59,589,506.

  There were 13,716,032 shares of the registrant's Common Stock outstanding as of March 3, 1997.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive proxy statement of the Registrant for the Registrant's 1997 Annual Meeting of Shareholders to be held on April 18, 1997 which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year of December 31, 1996, are incorporated by reference into Part III of this Form 10-K.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  PixTech, Inc was incorporated in Delaware in November 1993 as the parent company of PixTech S.A., a French corporation formed in June 1992. The Company's principal executive offices are located at Avenue Olivier Perroy, 13790, Rousset, France. The Company's main telephone numbers are 011-33-
(0)442-29-10-00 and (408) 986-8868.

  PixTech designs, develops and manufactures field emission displays ("FEDs"), an emerging type of flat panel display ("FPD") technology. PixTech is currently selling limited quantities of 5.2-inch (13 centimeters) monochrome FEDs to original equipment manufacturers ("OEMs") for evaluation purposes. The Company also publicly demonstrated a six-inch (15.2 cm) full color defect-free FED, and a VGA 10.5-inch (26.6 cm) color FED in May 1996. In February 1996, the Company commenced development of large-size FEDs suitable for use in desktop monitor applications.

  The Company is currently a development stage company with a pilot production facility in Montpellier, France. In addition, the Company has entered into a memorandum of understanding with Unipac Optoelectronics Corporation ("Unipac"), an AM-LCD manufacturer based in Taiwan. The Company plans to contract manufacture commercial quantities of FEDs at Unipac's facilities in order to satisfy the anticipated demand for FED products.

  During 1996, the Company delivered limited quantities of displays to a number of OEM customers in the telecommunication, military, instrumentation, medical, industrial and transportation markets. The Company is in negotiation with several customers to provide higher volumes of products over a several-year period. While early customer deliveries are being made with displays built at its pilot line, the Company intends to fill high volume orders from its Asian-based production source.

THE FLAT PANEL DISPLAY INDUSTRY

  Growth in the market for FPDs has been driven by a number of market forces, including the increasing popularity of portable computer and other electronic devices, the explosion of information and visual content available in electronic formats, the proliferation of graphical user interfaces and emerging multimedia applications and the conversion of traditional analog displays to digital or graphical displays.

  Flat panel displays are typically evaluated on their ability to match the positive characteristics of traditional cathode ray tube ("CRT") displays, such as those in desktop computer monitors and televisions. Performance characteristics used to compare FPD technologies include viewing quality (viewing angle, video speed, dynamic range and full color), range of brightness, resolution, weight and size, power usage, reliability and operating temperature range.

  LCD Technologies. The FPD market is currently dominated by liquid crystal displays (LCDs). The first commercialized LCD technology, passive matrix LCD ("PMLCD") technology, is widely used in calculators, watches and low-end laptop computers. However, PMLCDs exhibit relatively low image quality and slow response time, making them inadequate for many commercial and industrial applications, especially those requiring video speed and a wide viewing angle.

  Active matrix LCDs ("AMLCDs") incorporate a transistor at every pixel location, which increases image quality and response time. However, AMLCDs must incorporate high intensity backlights, which, together with the required transistors, result in significant power consumption and manufacturing costs. In addition, while AMLCDs have improved horizontal viewing angles and color quality, they fall short of CRT viewing quality.

Both PMLCDs and AMLCDs also suffer from an inability to provide the wide effective operating temperature range required by certain transportation and military applications.

  FED Technology. The Company believes that emerging FED technology has the potential to address many of the shortcomings of AMLCDs.

  The following table summarizes some of the differentiating characteristics of CRT, PMLCD, AMLCD and FED technologies:

   CHARACTERISTICS          CRT           PMLCD          AMLCD           FED
   ---------------     -------------- -------------- -------------- --------------
Viewing angle          Very wide      Limited        Wide           Very wide
                       horizontal and horizontal and horizontal,    horizontal and
                       vertical       vertical       limited        vertical
                                                     vertical
Video speed            High speed     Unable to      Adequate speed High speed
                       over full      display video  overlimited    over full
                       temperature    images with    temperature    temperature
                       range          good quality   range          range
Brightness range       From low to    From low to    From low       From low to
                       very high,     medium,        tomedium,      very high,
                       easy to dim    limited        limited        easy to dim
                                      dimming        dimming
                                      capabilities   capabilities
Dynamic range*         High           Very limited   Limited        High
Operating temperature  Wide range     Very limited   Limited range  Wide range
                                      range due to   due to liquid
                                      liquid crystal crystal
                                                     behavior
Power consumption      High           Current        Current        Comparable to
                                      industry       industry       current
                                      standard       standard       industry
                                                                    standard
Manufacturability      Mature process Fewer process  Complex        Early stage of
                       offering       stepsthan      process        manufacturing
                       lowest cost    AMLCD                         development
                                                                    Fewer process
                                                                    steps than
                                                                    AMLCD

--------
* Dynamic range results from a combination of contrast and peak brightness.

  The information set forth above is based upon the Company's assessment of existing CRT, PMLCD, and AMLCD products when compared to certain of the FED monochrome products and color prototypes manufactured at PixTech's pilot manufacturing facility in Montpellier, France, and components developed by certain FED Alliance members. No assurance can be given that FEDs, if manufactured in commercial quantities, will achieve such performance characteristics on a cost-effective basis.

STRATEGY

  The Company has adopted a two-pronged strategy for generating revenues both from licensing its FED technology and from marketing its own FED products. Key elements of this strategy include:

  Establishment of Manufacturing Capability. PixTech has established a pilot production facility in Montpellier, France, dedicated to developing products and manufacturing processes, market introduction, and low volume production of FEDs. Early customer deliveries are being made with displays built at this pilot line. This facility is also used for the development of new processes aimed at increasing performance and decreasing the cost of FEDs.

  In addition, the Company has entered into a memorandum of understanding with Unipac, a Taiwan-based manufacturer currently engaged in volume production of AMLCDs. The Company intends to manufacture volume quantities of FEDs through this manufacturing partnership in order to address commercial markets.

  Focus on Selected High Margin Markets. In order to achieve early commercialization of its screens, the Company is initially targeting high margin market segments, such as telecommunications, military, instrumentation, medical, industrial and transportation markets. Thereafter, the Company will pursue additional marketing opportunities as it broadens its product line and increases its manufacturing capacity.

  Establishment and Expansion of the FED Alliance. The Company has created the FED Alliance, as defined below, to leverage its technological leadership and accelerate market penetration of FED products. The FED Alliance is structured through licensing and cooperation agreements between PixTech and selected leading companies. The licensing and cooperation agreements are designed to provide the Company with license and technology transfer revenue as well as future royalty revenue. The current members of the FED Alliance are Futaba Corporation, Raytheon Company and Motorola, Inc. The Company is permitted under the terms of the licensing and cooperation agreements to complete the FED Alliance by adding up to three additional major multinational companies.

  Development and Protection of Proprietary Technology. The Company intends to continue its development efforts to advance the core proprietary technology that it has licensed from the Laboratoire d'Electronique, de Technologie et d'Instrumentation ("LETI"), a research laboratory of the French atomic energy agency ("CEA"). The Company, as well as its FED Alliance partners, dedicate significant resources to developing and protecting their intellectual property. Through cross licensing agreements all patent rights are shared within the FED Alliance. At present, PixTech and its partners have a portfolio comprising more than 300 patents and patent applications.

  Development of technical Materials and Component Partnerships. In certain specific areas, such as materials and development of equipment, the Company is developing technical partnerships with laboratories and companies that have the ability to accelerate these developments. For example, PixTech has ongoing cooperation programs on phosphor materials and special metal alloys.

THE FED ALLIANCE

  A fundamental element of the Company's business strategy has been to form an alliance (the "FED Alliance") with a limited number of leading companies that are committed to the development and manufacturing of FED products. The Company currently has agreements with Futaba Corporation ("Futaba"), Raytheon Company ("Raytheon") and Motorola, Inc. ("Motorola"), and is seeking to enter into a maximum of three additional FED Alliance contracts. In addition, Texas Instruments Incorporated ("Texas Instruments") was a member of the FED Alliance from June 1993 to March 1996.

  Each agreement signed between the Company and a FED Alliance member provides the member with a license to all FED technology from LETI, the Company, and the other FED Alliance partners, a transfer of know-how from the Company, as well as access to PixTech's pilot line in Montpellier. Each FED Alliance agreement also provides PixTech with licensing and royalty revenues, as well as a royalty free license to the FED Alliance member's FED background technology and improvements in such technology occurring for a period of three years following the date of the agreement, with rights to sub-license. Following the three year period, the FED Alliance member has the option to extend its membership for a two year period, including cross licensing of subsequent technology improvements, or to terminate membership. For Futaba, this three-year period expired in January 1997, and to date, Futaba has not exercised its renewal option. For Raytheon and Motorola, this three-year period ends in June 1997 and June 1998 respectively. PixTech's license to technology developed by a member of the FED Alliance during the term of the membership survives termination of such member's FED Alliance agreement.

  To date, the FED Alliance efforts have resulted in significant achievements. Futaba and Motorola are developing their own large production capacity for FEDs, with the intention of expanding FED's share of the FPD market. At a recent electronics show in Japan, Futaba presented its first two products, and is now delivering samples in Japan.

COMPANY TECHNOLOGY

  The basic principle used in FEDs is the same as in conventional CRTs. In both technologies, electrons are extracted from a source (the "cathode") and collected by a phosphor-coated screen (the "anode") held at positive voltage to accelerate electrons. The electrons travel in a vacuum between the cathode and the anode. The phosphor coating is a cathodoluminescent material, meaning that it emits light when hit by electrons. Color is created by using different colored phosphors and by directing the electrons so that they address each different color phosphor separately.

  The Company's proprietary technology represents advances developed by LETI, the Company and FED Alliance members on the basic Spindt Cathode FED technology. In a FED, each picture element (pixel) on the screen has multiple electron sources from an array of electron-emitting microtips. The emitting cathode surface, organized into a matrix of rows and columns, is held closely to the receiving anode. Selection of cathode row and column voltages determines which pixel will be illuminated.

  A FED color display can be designed using either a low voltage or high voltage structure between the anode and the cathode. The advantages of a high voltage anode structure are that well characterized CRT phosphors can be used, with high luminous efficiency. The drawbacks are that the use of high voltage--at least 6,000 volts--between cathode and anode, requires development of a spacer and assembly technology before production of such high voltage FEDs can be contemplated. By using LETI's patented "switched anode" technology, a low-voltage design significantly decreases the complexity and cost of the manufacturing process of the device. In addition, this design results in improved color purity and potentially higher resolution. However, as the result of the low voltage, there is an inherent limitation to the luminous efficiency of usable phosphors which prevents low-voltage FEDs from attaining the lowest power consumption and higher brightness levels.

  PixTech's cathode technology can be incorporated with equal performance and cost effectiveness in the design of high voltage FEDs for large screen applications or low voltage FEDs for smaller screen applications. Within the FED Alliance, members are working both on high voltage and low voltage FED product introduction programs. PixTech believes that the low voltage switched-anode technology is the most cost effective solution for displays of 12 inches (30 cm) or less, and that high voltage FED technology, with further development, could address larger performance requirements.

PRODUCTS

  In December 1995, the Company shipped its first commercial product, a 5.2-inch (13 cm) 1/4 VGA monochrome display, FE-532M. This product is now currently produced at the pilot production facility in Montpellier. It is sold in limited quantities to OEMs for evaluation in the industrial, instrumentation, medical and transportation markets.

  The Company expects to introduce two additional commercial products during 1997: a high-brightness version of its 5.2-inch (13 cm) monochrome display, and a 5-inch (12.7 cm) full color display.

  In addition, the Company has from time to time sold FED cathodes to members of the FED Alliance, with the goal of both supporting such members' development efforts as well as facilitating the move by such members to pilot production.

RESEARCH AND DEVELOPMENT

  The Company is focusing its research and development efforts in three areas:
(i) display performance enhancement, (ii) manufacturing efficiency, and (iii) scaling-up of the technology to 15-inch (38 cm) and larger displays.

  Display Performance Enhancement. Key elements of display performance are brightness, and the display's stability over time (display reliability), as well as power efficiency. PixTech is seeking to balance luminous efficiency with power efficiency to produce bright, but low power-consumption displays. Display reliability is heavily dependent upon the manufacturing process used in assembling the displays as well as upon the characteristics of the phosphors used on the anode. In order to produce color displays that will provide the product life necessary for most applications, the Company believes it will need to make further advances in phosphors and related manufacturing technologies.

  Second Generation Manufacturing Processes. Improvements in manufacturing efficiency of FEDs can be obtained by simplifying manufacturing processes and reducing the equipment costs associated with specific FED processes. PixTech has a development program aimed at reducing the number of masking layers in the cathode process. Furthermore, PixTech is pursuing the development of novel lithography techniques for the small hole printing operations involved in the cathode process.

  Large Screen Development. PixTech has begun a technology development program in cooperation with a major Japanese CRT manufacturer to demonstrate the large display (15-inch (38 cm) and larger) capability of FED technology. Under a contract with the CRT manufacturer, specific demonstration displays will be jointly developed integrating processes and components from the CRT manufacturer and PixTech. In February 1996, the Company acquired certain patents and know-how in high voltage display construction which, combined with PixTech cathode technology, establish a solid foundation for this development program.

  The Company's partners in these development tasks are primarily the FED Alliance members and LETI. However, in certain specific areas, such as materials and equipment development, the Company is developing technical partnerships with laboratories and companies that have the ability to accelerate these developments.

  A significant portion of the Company's research and development activities are carried out at LETI, a laboratory under the CEA. The Research and Development Agreement between the CEA and PixTech (the "LETI Research Agreement") provides for the Company and the CEA to fund equally research and development activities at LETI in the FED field (the "Program"). The LETI Research Agreement provides for the CEA to perform this research and development work exclusively for PixTech. Under the LETI Research Agreement, the CEA and PixTech jointly own FED technology developed by both parties under the Program, and the CEA and PixTech are obligated to license to each other technology developed solely by either party under the Program. The CEA's rights in such technology have been exclusively licensed to PixTech under a License Agreement (the "LETI License Agreement"). The Program has resulted in the filing of numerous additional patent applications, which include a number of improvements over the original FED technology developed by LETI. The Program began on January 1, 1993 and was extended for a second three-year period ending on January 1, 1999, subject to further extension by mutual agreement of the parties.

  The Company's research and development expenses in the fiscal year ended December 31, 1996 were $15.8 million, as compared to $15.6 million in 1995.

MANUFACTURING

  Pilot Line Facility. In November 1994, the Company opened its Montpellier, France, pilot manufacturing facility. This facility is presently producing small quantities of displays to support the introduction of PixTech's 5.2-inch (13 cm) products on the market, while establishing manufacturing know-how to support the scale-up of production to large volume. The Company's Montpellier facility has approximately 27,900 square feet (2,600 square meters) of space and contains approximately 10,900 square feet (1,000 square meters) of clean room ranging from class 10 to class 1000. The Company believes that it could obtain additional space at the site for further expansion, if desirable. As of December 31, 1996, the Company had 118 employees engaged in process development and operations at this facility. FED Alliance members have access to the Montpellier facility for training purposes and for development and improvement of the manufacturing technology.

  The Company was able to fabricate the first defect free display at this site in February 1995. This was achieved through the closest replication of processes which were developed at LETI, within a pure research laboratory environment staffed by highly skilled personnel. Since that time, the primary focus of PixTech's Montpellier facility has been to manage the transition towards a well characterized, fully understood, and stabilized manufacturing process that could be implemented on high productivity manufacturing tools, operated by conventional manufacturing personnel in order to support large volume low cost production.

  While the Company is continuing development efforts to improve manufacturing efficiencies, the Company believes it has demonstrated yield levels in manufacturing processes that are compatible with the installation of the technology in a large volume manufacturing line. However, in order to demonstrate the low cost potential of its FED technology, the Company will need to improve its manufacturing yields.

  Yields. Key factors in the manufacturing cost equation include unit plate cost, yields of cathodes and anodes per plate, and yield of the assembly process. Unit plate cost is a function of process complexity, equipment cost and productivity, materials cost and labor content. In the typical evolution of novel microelectronics process technologies, the early output of product is in general associated with low yield, resulting in high product cost. The design and successful execution of a yield improvement program is a prerequisite to production volume scale-up.

  Yields are a function of particulate defect density, design margin, and process uniformity over plates, from plate to plate in a lot, and from lot to lot. Over the past eighteen months, PixTech has developed a better understanding of yield limiting factors in its FED. Root cause analysis has lead to the separate identification of yield detractors associated with facility and plate handling methods, process uniformity associated with certain pieces of equipment, and margins in product design. This understanding is the result of extensive in-process monitoring, statistical process control and process variations using design of experiment methodologies, as well as an exhaustive analysis of rejects.

  As a result of this on-going program, major progress has been made in yield improvement and in the understanding of defect mechanisms. The overall output of a manufacturing line is conditioned by average yield, but a good indication of the potential of a technology is given by the best yielding lot. After seeing progress in the best yielding lots, the average yield is then increased by reduction in process spread and lot to lot variations. The Company's best yielding lots on critical parts of the process have shown commercially acceptable levels, while the average yield remains below this level because of the wide distribution resulting from various factors including manual handling and processing of plates.

  Manufacturing Partnership. The Company believes that, by developing a partnership with a large volume manufacturer of AMLCDs, PixTech would be able to rapidly leverage the high productivity tools and manufacturing know-how established for LCD production, and draw the cost benefits of its simpler FED process. The manufacture of FED cathodes and anodes involves thin film deposition of metals and dielectric materials, and micro-lithography and etching of fine patterns, which steps are also the basic process steps required in the manufacturing of AMLCDs. On the other hand, the Company is aware of significant differences in the production processes of AMLCDs and FEDs. It is expected that processing FEDs on the high productivity AMLCD production equipment set with automated plate handling systems will lead to low defect density and increased process uniformity, both essential ingredients to achieve a narrow distribution of high yielding lots.

  In November 1996, the Company executed a Memorandum of Understanding with Unipac Optoelectronics Corporation, a Taiwanese large volume AMLCD manufacturer. The preliminary tests conducted by the Company demonstrated basic feasibility of the cathode process transfer to the manufacturing partner. The Company assigned a team of engineers to work with this manufacturing partner's engineers at the LCD facility and assist them in the full installation and qualification of PixTech's glass panel manufacturing process, selectively adding to such partner's installed equipment set to permit the FED manufacturing process. The Memorandum of Understanding provides that PixTech and this manufacturing partner will negotiate in good faith to enter into a definitive display foundry agreement. The Company anticipates that it will have to fund the acquisition of some or all of the new equipment necessary to commence large volume manufacturing.

SALES AND DISTRIBUTION

  PixTech is currently producing monochrome 5.2-inch (13 cm) displays for sale in limited quantities. The Company's product offerings consist of full display modules which incorporate the glass panel, drivers, controller, and interfacing circuit boards. The Company is marketing its displays to OEMs and systems integrators, including members of the FED Alliance. The Company is focusing its marketing efforts in the instrumentation, military, medical, industrial and transportation market segments. The Company is marketing its products directly to large OEM accounts and plans to develop a network of sales representatives and distributors to address specific portions of the market and to offer customer support. The Company supports its marketing efforts with trade show attendance, advertising, and participation in leading technical conferences, and has been receiving coverage in industry wide magazines.

  The Company anticipates that OEMs will require manufacturing quality assurance and controls and evidence of the Company's ability to manufacture adequate quantities of displays on a timely and reliable basis. In addition, the Company anticipates that sales and distribution of its products may be delayed by the need to have its displays incorporated into an OEM's design cycle. Factors affecting the length of this delay include the type of application, and whether the displays are being designed into new products or fitted into existing applications. For certain products, this delay attributable to a manufacturer's design cycle may be a year or longer.

COMPETITION

  The market for flat panel display products is intensely competitive and is expected to remain intensely competitive. The market is currently dominated by LCD technology. Certain LCD manufacturers, such as Sharp, NEC and Hitachi, have substantially greater name recognition and financial, technological, marketing and other resources than the Company, and LCD manufacturers have made and continue to make substantial investments in improving LCD technology, manufacturing processes and in manufacturing facilities. The recent substantial increases in world-wide manufacturing capacity of FPDs and the entrance of new competitors in the FPD market has caused over-supply conditions leading to dramatic reductions in the price of FPDs over the last year. In order to effectively compete, the Company could be required to increase the performance of its products or to reduce prices. In the event of price reductions, the Company's ability to maintain gross margins would depend on its ability to reduce its cost of sales.

  There are a number of domestic and international companies developing and marketing display devices using alternative technologies, such as passive matrix LCDs, active matrix LCDs (AMLCDs), vacuum fluorescent displays, electroluminescent panels, and plasma panels.

  In addition, some of the basic FED technology is in the public domain and, as a result, the Company has a number of potential direct competitors developing FED displays. The Company is aware of several other companies which are developing FED technologies similar to that of the Company, including but not limited to, Sony, Fujitsu, and Samsung as well as smaller companies, including Candescent, FED Corporation, Micron Display Technology and SI Diamond Technology Incorporated. Many of these companies have made, and may continue to make, significant advancements to their FED technology.

  Most U.S. display manufacturers have joined the U.S. Display Consortium, a nonprofit industry/government partnership formed to develop the U.S. infrastructure required to support a domestic manufacturing capability for high definition displays.

  Although the Company has proprietary rights to significant technological advances in FED technology, its technology and products are still in the development stage. There can be no assurance that such potential competitors have not developed or will not develop comparable or superior FED technology. Many of these developers of alternative FPD and competing FED technologies have substantially greater name recognition and financial, research and development, manufacturing and marketing resources than the Company, and have made and continue to make substantial investments in improving their technologies and manufacturing processes. The members of the FED Alliance may also sell FED products based on the shared technology of the FED Alliance in markets that the Company has targeted or will target for sales of its FED products. In the event efforts by the Company's competitors result in the development of products that offer significant advantages over the Company's products, and the Company is unable to improve its technology or develop or acquire alternative technology that is more competitive, the Company would be adversely affected.

PATENTS AND TRADE SECRETS

  As of December 31, 1996, the Company held or had license to 96 U.S. patents and 134 pending U.S patent applications. The Company also actively pursues foreign patent protection in countries of interest to the Company. As of December 31, 1996, the Company had filed, or was licensed under, 77 patent applications in foreign countries.

  The Company's fundamental technology was developed by LETI and licensed to PixTech in 1992. Under the LETI License Agreement, which has a term of twenty years, the CEA granted the Company an exclusive, worldwide, royalty-bearing license, with the right to sub-license, of all FED technology developed by the CEA (including LETI) prior to the effective date of the LETI License Agreement, as well as of the CEA's rights in technology developed pursuant to the LETI Research Agreement.

  In addition to the payment of royalties on sales of products incorporating the licensed technology, the Company must pass through to CEA a percentage of any lump sum sub-license fees earned after 1993 and royalties on the licensed product sales by the sub-licensees. All technology licensed to the Company pursuant to the LETI License Agreement is sublicensed to the other members of the FED Alliance under the terms of the FED Alliance agreements.

EMPLOYEES

  As of December 31, 1996, the Company had 136 full-time employees, and 13 part-time employees. The average number of employees was 51, 90 and 143 during 1994, 1995 and 1996, respectively. At December 31, 1996, 21 employees were engaged in research and development, 105 in process development and operations, 8 in marketing and sales and 15 in general and administrative functions. The Company's success will depend in large part on its ability to attract and retain skilled and experienced employees. None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

  As of December 31, 1996, the current executive officers of the Company were as follows:

                NAME                 AGE       POSITION HELD WITH THE COMPANY
                ----                 --- -------------------------------------------
Jean-Luc Grand-Clement..............  57 President, Chief Executive Officer and
                                          Chairman of the Board
Francis Courreges...................  44 Executive Vice President
Michel Garcia.......................  49 Vice President, Industrial Partners
Thomas M. Holzel....................  56 Vice President of Marketing and Sales
Richard Rodriguez...................  52 Vice President of Operations
Yves Morel..........................  31 Director of Finance and Administration

  Each officer's term of office extends until the first meeting of the Board of Directors following the next annual meeting of stockholders and until a successor is elected and qualified.

  Jean-Luc Grand-Clement, a co-founder of the Company, has served as President, Chief Executive Officer and Chairman of the Board of Directors since the Company's inception in 1992. Prior to founding the Company, Mr. Grand-Clement co-founded European Silicon Structures ("ES2"), a European applications specific integrated circuit supplier for cell based and full custom CMOS products, and served as Chief Executive Officer and then as Chairman of the Board of Directors of ES2 from its founding in 1985 until 1991. From 1967 to 1978 and from 1982 to 1985, Mr. Grand-Clement held various positions with Motorola, Inc., most recently as Vice-President and Assistant General Manager of the Motorola European Semiconductor Group from 1983 to 1985. From 1978 to 1982, Mr. Grand-Clement was the Managing Director of Eurotechnique, a MOS semiconductor design and fabrication joint venture between National Semiconductor and Saint-Gobain. Mr. Grand-Clement graduated from Ecole Nationale Superieure des Telecommunications in Paris.

  Francis Courreges was appointed Executive Vice President of the Company in July 1995. Before that, he served as Vice-President of Marketing and Development of the Company since July 1993. Prior to joining the Company, Mr. Courreges was a co-founder of ES2, and served as Manager of direct write technology for MOS and gate array products from 1985 to 1991 and Vice-President of Marketing from 1991 to 1992. Prior to joining ES2, Mr. Courreges was product engineering manager at Sierra Semiconductor from 1984 to 1985. He held various process and product engineering positions at Electronic Arrays from 1977 to 1979, at National Semiconductor, from 1979 to 1980 and at Eurotechnique, from 1980 to 1984. Mr. Courreges graduated from Ecole Nationale Superieure des Arts et Metiers and holds M.S. and Ph.D. degrees in Materials Science from Stanford University.

  Michel Garcia is a co-founder of the Company and was appointed Vice President, Industrial Partners in August 1995. Before that, he had served as Vice-President of Equipment Engineering since the Company's inception. In 1986, Mr. Garcia founded Microsolve, a semiconductor processing equipment company, which he managed for five years. From 1981 to 1985, he served as operations manager at Eurotechnique, which became known as Thomson Microelectronics in 1983; from 1979 to 1981, he served as fab process manager at Eurotechnique; and from 1977 to 1979 he served as a process engineer at Motorola. In 1970, Mr. Garcia graduated from Ecole Nationale Superieure d'Electronique et de Radioelectricite de Grenoble, and he received a degree of Doctor of Microelectronics from Grenoble University.

  Thomas M. Holzel was appointed Vice President of Marketing and Sales of the Company in July 1995. Mr. Holzel served as Marketing Manager of Display Devices at Raytheon Company from 1988 to 1995. In 1981, he founded Arcturus, Inc., a company that developed the first computer compatible large screen displays, and was president of Arcturus from 1981 to 1988. Prior to that, Mr. Holzel was Director of Industrial Marketing at Advent Corporation. Mr. Holzel holds an economics degree from Dartmouth College.

  Richard Rodriguez joined PixTech in May 1996 as Vice-President of Operations. Prior to joining the Company, Mr. Rodriguez spent 22 years with IBM. He was Director of Operations, managing three advanced semiconductor lines at IBM France's Corbeil Plant from 1991 to 1994, before directing the reengineering program of the plant since early 1994. Prior to such positions, Mr. Rodriguez held a number of senior manufacturing and engineering management positions as Director of a 500 person CMOS facility, US based program manager, process and test engineering, quality assurance. Mr. Rodgriguez graduated from Ecole Superieure de Mecanique at d'Electricite, received a postgraduate degree in Electronics from Orsay University and holds a degree from Institut d'Administration des Entreprises.

  Yves Morel joined the Company in April 1994 as Director of Finance and Administration. From 1993 to 1994, Mr. Morel was Finance Manager of International Software Enterprise, a hardware and software distribution group. From 1992 to 1993, Mr. Morel served as Controller at Genoyer S.A., a manufacturing and distribution company in the industrial valve and piping field. From 1989 to 1992, Mr. Morel was employed at Price Waterhouse. Mr. Morel graduated from the Ecole des Hautes Etudes Commerciales and he obtained a Diplome d'Etudes Superieures Comptables et Financieres.

ITEM 2. PROPERTIES

  The Company's corporate offices are in an approximately 11,000 square foot (1,000 square meter) facility located in Rousset, France. The Company owns the facility and occupies approximately 5,500 square feet (500 square meters) of floor space. A third party rents the rest of the area under a lease which terminates in 1999. The Company leases a facility including a clean room, office area, and engineering laboratories in Montpellier, France, having 27,986 square feet (2,600 square meters) of space. The Montpellier lease terminates in 2003, with an option to renew.

  Also, the company leases an 8,000 square foot (750 square meter) facility including an office area and engineering laboratory area in Santa Clara, California. The lease on this facility terminates in 1999.

ITEM 3. LEGAL PROCEEDINGS

  In May 1994, an individual commenced a lawsuit in France against the CEA and the Company alleging infringement of a French patent (the " Patent") In addition to the French patent, the plaintiff held patents in the United States and through the European Patent Office, in each case concerning a specific method for addressing a display which uses microtips through the screen's controller. The trial in this lawsuit took place in September 1996. The decision of the judge made in November 1996 was that only the electronic circuitry used by PixTech to drive the panels was infringing the Patent. Therefore, CEA and PixTech were barred from producing, using or selling this electronic circuitry as well as FED displays including such circuitry in France. CEA notified PixTech in January 1997 that CEA had acquired the Patent, as well as all its extensions outside France from such individual, and that PixTech would immediately be licensed to the recently acquired patents, with an exclusive right to sublicense.

  In accordance with PixTech's license agreement with the CEA, the CEA has assumed responsibility for the cost of common defense counsel, and has assumed settlement cost with the plaintiff, with the exception of approximately $40,000 that PixTech has agreed to assume as a contribution to such settlement.

  To the best of the Company's knowledge, there are no claims or litigation which could have an adverse material impact on the assets, financial conditions, results or the activity of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

  The Company's Common Stock commenced trading on July 18, 1995 on the Nasdaq National Market under the symbol "PIXT". As of March 3, 1997, there were 68 holders of record of the Company's common stock.

  On February 20, 1996, the Company issued a warrant to purchase 150,000 shares of its Common Stock at a per share exercise price of $11.67 to PanoCorp., Inc. as partial consideration for the purchase by the Company of substantially all of the assets of PanoCorp. The Company relied on Section 4(2) of the Securities Act of 1933, as amended (the "Act") for an exemption from the registration requirements of Section 5 of the Act, as the transaction entailed no offers or sales to the public.

  The following table sets forth, for the fiscal periods indicated, the range of high and low closing prices for the Company's Common Stock on the Nasdaq National Market.

                                                                  HIGH    LOW
                                                                 ------- ------
     YEAR ENDED DECEMBER 31, 1995
       Third Quarter (beginning July 18, 1995).................. $10     $6 3/8
       Fourth Quarter........................................... $10     $9 1/8
     YEAR ENDED DECEMBER 31, 1996
       First Quarter............................................ $14     $8 1/4
       Second Quarter........................................... $10 3/8 $6 5/8
       Third Quarter............................................ $ 7 1/4 $4 5/8
       Fourth Quarter........................................... $ 6 3/4 $3 3/8

  The Company has never declared or paid any cash dividends on its capital stock. The Company currently anticipates that it will retain all future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

  Since February 12, 1997, the shares of the Common Stock of the Company have been listed on the European Association of Securities Dealers Automated Quotation ("Easdaq") System under the Symbol "PIXT". See Notes to Consolidated Financial Statements--Note 20--Subsequent Events.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data set forth below as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 are derived from the Company's financial statements included elsewhere in this Report, which have been audited by Ernst & Young, independent public accountants. The selected financial data set forth below as of December 31, 1994, 1993 and 1992 and for the years ended December 31, 1994, 1993 and 1992 are derived from audited financial statements not included in this Report. This data should be read in conjunction with the Company's financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this report.

                                                     FISCAL YEAR
                                       --------  ----------------------  ----
                                         1996     1995     1994   1993   1992
                                       --------  -------  ------  -----  ----
                                        (IN THOUSANDS, EXCEPT PER SHARE)
OPERATIONS
Total Revenues........................ $  7,644  $11,513   6,225  2,328   --
Loss from operations..................  (12,041)  (9,278) (4,940)  (906) (551)
Net income (loss).....................  (11,719)  (6,305) (2,979)  (120) (506)
Net income (loss) per share...........    (1.44)   (0.82)  (0.51)
Shares used in computing net income
 (loss) per share.....................    8,137    7,697   5,840
BALANCE SHEET
Working deficit / capital.............     (859)  15,919     813  7,967   367
Total assets, less current assets.....   19,701   18,569  15,300  1,663   549
Long term liabilities, less current
 portion..............................    6,743    9,958   6,626    341   --
Stockholders' equity..................   12,099   24,530   9,487  9,289   436

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

  The Company was founded in June 1992 to develop and commercialize FEDs. Since its inception, the Company has been a development stage company devoting a majority of its resources to conducting research and development, recruiting personnel, establishing a pilot manufacturing facility, forming the FED Alliance and raising capital. To date, most of the Company's revenues have been cooperation and license revenues under agreements with members of the FED Alliance and revenues from funding under grants from the French government and the European Union. In the future, the Company expects to generate its revenue primarily from two sources: (i) sale of products, from which the Company has only recorded limited revenues to date, and (ii) cooperation and license revenues, including royalties, under the FED Alliance agreements. The Company does not anticipate receiving any significant revenues from the sale of its products until the commencement of volume production and anticipates that it will not maintain the level of cooperation and license revenues from members of the FED Alliance it has historically achieved until one or more of the existing members of the FED Alliance commences volume production, or until the Company succeeds in expanding the FED Alliance.

  In view of the development stage of the Company and the current transition from revenues solely from the FED Alliance to the addition of product sales revenues, the Company believes that historical financial results are not meaningful and should not be relied upon as an indication of future performance.

  The Company's expectations regarding its sources of future revenue are forward-looking statements. The amount, time and source of revenue generation will be affected by numerous matters including the availability of funds to finance its activities until volume shipments of products begin; the continued development of the Company's products, including the cost-effective reproduction of the favorable characteristics demonstrated by the Company's current prototypes in the context of commercial production; the successful transition of the Company's prototype manufacturing processes to commercial manufacturing processes to achieve commercially viable yields; the successful development of a volume supply of FED products under contract manufacturing, the successful commercialization of FEDs by other members of the FED Alliance, and the successful development of sufficient market demand for the Company's products.

  The Company's products and its manufacturing processes are still in the early stages of development and testing. To date, the Company has only shipped limited quantities of products incorporating FED technology. The Company's only commercially available displays are a 5.2-inch (13 cm) monochrome display, offered for sale as part of an evaluation kit. To date, among the members of the FED Alliance, only Futaba has announced the availability of commercial products in limited quantities.

  Pursuant to a license agreement with the CEA, the Company is obligated to make royalty payments on its product sales and to pass-through a portion of certain up-front license fees earned after 1993 and royalties on sales of products by the Company and such sublicensees (the "LETI License Agreement"). An amount of $1.0 million, reflected under the caption "Cost of revenues, license fees and royalties" was accrued in 1995 with respect to such royalties and pass-through expenses payable to CEA. An amount of $45,000 was recognized in 1996, including $40,000 related to the termination of a litigation with an individual in which CEA and PixTech were both involved. See Notes to Consolidated Financial Statements--Note 12--Litigation.

  All of the Company's expenses to date, except royalties and pass-through expenses payable to CEA and tax expenses directly associated with revenues from FED Alliance members, have been recorded as operating expenses, since the Company has not shipped products in quantities sufficient to determine a meaningful cost of products sold category.

  The Company has incurred cumulative losses of $21.6 million from inception to December 31, 1996. The Company has incurred operating losses every quarter since inception, except during the three-month period ending December 31, 1995, and expects to incur additional operating losses. The magnitude and duration of the Company's losses will depend on a number of factors within and outside of the Company's control, including the Company's ability to expand the FED Alliance and the rate at which it can successfully manufacture and commercialize its FEDs, if at all, and the related costs of such efforts. Successful commercialization of such displays will in turn depend on a number of factors, including the successful development of sufficient market demand for the Company's products.

RESULTS OF OPERATIONS

  Cooperation and License Revenues. The Company recognized cooperation and license revenues under the FED Alliance agreements of $9.9 million in 1995 and $5.6 million in 1996. These revenues represent the achievement by the Company of contractual milestones with FED Alliance members. However, the Company has now recorded most of the expected revenues associated with the achievement of contractual milestones with existing FED Alliance members and future FED Alliance milestone revenues are mostly subject to expansion of the FED Alliance. The Company recognizes milestone-related revenue under FED Alliance agreements when it is earned as a result of meeting the applicable milestone. In 1996, the Company recognized $1.3 million, representing the value of in-kind payments with respect to technology transfer made by the Company to Texas Instruments under the Cooperation and License Agreement with Texas Instruments executed on June 29, 1993 and terminated on July 15, 1996. To the extent the members of the FED Alliance successfully incorporate the cross-licensed technology in products, the Company will recognize royalty revenues as such members sell the products. The Company also performs services in the field of technology development for FED Alliance members; the related revenues are recognized when the services are rendered and the revenues become irrevocable.

  Product Sales. The Company recognized product sales of $808,000 in 1995 and $791,000 in 1996. Product sales in 1995 were related to the shipment of several types of cathodes to members of the FED Alliance, with a goal of supporting FED Alliance members' own development programs, and also related to limited quantities of displays shipped in December 1995. Product sales in 1996 represented the shipment of FED displays in limited quantities for evaluation by OEM customers, demonstration units and FED cathodes to members of the FED Alliance. Although the Company expects to increase product shipments in 1997, the Company does not expect to achieve volume production in 1997, since its Asian based production source will not be able to manufacture FED displays before 1998.

  Other Revenues. Other revenues is comprised of funding under French or European Union development contracts and other miscellaneous revenues. Other revenues were $840,000 in 1995 and $1,413,000 in 1996, reflecting additional public funding as a result of a development contract entered into in 1993 and 1994.

  In November 1993, the Company entered into an agreement with the European Union, as part of a European Strategic Programme for Research and Development in Information Technologies Program. This contract was started in December 1993 for a two-year period. Total funding under this contract approximates $467,000 over the period of the contract. The Company recognized $241,000 in 1994 and $226,000 in 1995. No revenue was recorded with respect to this funding in 1996.

  In December 1994, the Company was awarded a grant from the French Ministry of Industry, Telecommunications and Foreign Trade to support manufacturing of FEDs. This grant covers technology development by the Company from October 1994 to October 1996. Total potential funding under this contract is approximately $2.8 million. The Company records deferred revenues with respect to this grant on a pro-rata basis over the period, and recognizes portions of this revenue when certain contractual conditions are met. At December 31, 1995 and 1996, deferred revenues in the amount of $1.9 million and $2.1 million, respectively, were included in non-current liabilities. The Company did not recognize any revenue under this grant in 1995; revenues of $800,000 were recorded in 1996.

  Research and Development Expenses--Acquisition of intellectual property rights. The Company expensed $3.1 million in 1995 for the acquisition of intellectual property rights from certain members of the FED Alliance. No such expenses were recorded in 1996.

  Other research and development expenses. Other research and development expenses include obligations to the CEA under the LETI Research Agreement, contract consulting fees, salaries and associated operating expenses for in-house research and development activities and the cost of staffing and operating the Company's pilot manufacturing facility.

  Other research and development expenses increased from $12.5 million in 1995 to $15.8 million in 1996. These included expenses recorded under the LETI Research Agreement of $1.3 million in 1995, and $644,000 in 1996. Part of the increase recorded in 1996 in the Company's research and development expenses is related to the launching of a new research effort in Santa Clara, California, involving 7 technicians and engineers with a view to developing large-size FEDs. The increase also reflects the continued development of the Company's FED technology and manufacturing processes and the expansion of the Company's research and development and pilot manufacturing operations to 118 employees at December 31, 1996.

  Sales and Marketing Expenses. Sales and marketing expenses decreased from $1.7 million in 1995 to $1.0 million in 1996. This 41% decrease reflects the reallocation of a limited number of engineers from sales & marketing to research & development. The Company believes sales and marketing expenses will increase in the future, as contact with potential customers and shipments of FED displays will develop.

  Such expectation regarding increased product shipments and customer contracts is a forward-looking statement, the fulfillment of which is dependent on numerous factors. See Item 1. Business--Strategy. In addition, in order to achieve its objectives, the Company will need to expand its business rapidly and add sales, marketing, manufacturing, administrative and management personnel, as well as establish and manage its international operations.

  General and Administrative Expenses. General and administrative expenses increased from $2.2 million in 1995 to $2.7 million in 1996. These increased expenses reflect an overall increase in administrative and support activities within the Company, including personnel additions, legal fees in connection with FED Alliance agreements and other professional fees resulting from becoming a public company.

  Interest Income (Expense), Net. Interest income is comprised of interest on cash and short term investments. Interest expense is comprised of interest payable on long-term obligations. Net interest expense was $27,000 in 1995, while the Company recorded a net income of $66,000 in 1996 as the effect of the decrease in long-term liabilities outweighed the effect of declining cash balances.

  Currency Fluctuations. Although a significant portion of the Company's revenues are denominated in U.S. dollars, a substantial portion of the Company's operating expenses are denominated in French francs. Gains and losses on the conversion to U.S. dollars of assets and liabilities denominated in French francs may contribute to fluctuations in the Company's results of operations, which are reported in U.S. dollars. The Company recorded net foreign exchange gains of $280,000 in 1995 and $256,000 in 1996. The Company cannot predict the effect of exchange rate fluctuations on future operating results. To date, the Company has not undertaken hedging transactions to cover its currency exposure, but it may do so in the future.

  Income tax. The Company has recognized French income tax benefits of $5.1 million since inception, including $1.7 million in 1994 and $2.7 million in 1995. These income tax benefits represent tax credits for research and development activities conducted in France and the benefits of net operating loss carryforwards, net of valuation allowance. The increase in tax benefit from 1994 to 1996 is due to the expansion of the Company's research and development activities. As of December 31, 1996, a valuation allowance of $10.9 million was provided against a net deferred tax asset of $16 million. The tax credits for research and development activities will be paid in cash to the Company if the Company is not able to credit them against future income tax liabilities within three fiscal years. In Januray 1997 , the Company collected $29, representing income tax benefit recorded in 1992.

  The Company did not recognize any income tax benefit in 1996. The Company does not expect to record significant additional tax credits for research and development activities, if any, in the foreseeable future, as the benefit is based on increases in eligible research and development expenses in a given year over the two previous fiscal years.

  As of December 31, 1996, the Company had net operating loss carryforwards in France of approximately $18.5 million of which an aggregate $12.3 million will expire in 2000 and 2001 if they are not utilized.

QUARTERLY RESULTS OF OPERATIONS

  The following table presents certain unaudited quarterly financial information for each quarter in 1995 and 1996. In the opinion of the Company's management, this information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Report and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results set forth herein. The Company's quarterly results are subject to fluctuations and thus, the operating results for any quarter are not necessarily indicative for any future period.

                                                    THREE MONTHS ENDED
                         -----------------------------------------------------------------------------
                         MAR. 31,  JUNE 30,  SEPT. 30, DEC. 31, MAR. 31,  JUNE 30,  SEPT. 30, DEC. 31,
                           1995      1995      1995      1995     1996      1996      1996      1996
                         --------  --------  --------- -------- --------  --------  --------- --------
REVENUES:
Cooperation and license
 revenues............... $   --    $ 3,000    $ 1,859   $5,006  $ 1,890   $ 2,636    $   707  $   207
Product sales...........     102       --          44      662      183       178         67      363
Other revenues..........     204       305        136      195      934        47         11      421
                         -------   -------    -------   ------  -------   -------    -------  -------
                             306     3,305      2,039    5,863    3,007     2,861        785      991
Cost of revenues:
License fees and
 royalties..............     --       (600)       --      (714)     --        --         --       (45)
                         -------   -------    -------   ------  -------   -------    -------  -------
Gross margin:                306     2,705      2,039    5,149    3,007     2,861        785      946
OPERATING EXPENSES:
Research and
 development:
Acquisition of
 intellectual property
 rights.................     --      3,111        --       --       --        --         --       --
Other...................   2,928     2,467      3,148    4,041    3,501     3,721      4,269    4 356
                         -------   -------    -------   ------  -------   -------    -------  -------
                           2,928     5,578      3,148    4,041    3,501     3,721      4,269    3 410
Sales and marketing.....     243       307        419      662      232       214        309      333
General and
 administrative.........     448       465        607      631      688       787        630      599
                         -------   -------    -------   ------  -------   -------    -------  -------
Total operating
 expenses...............   3,619     6,350      4,174    5,334    4,421     4,722      5,208    5 288
                         -------   -------    -------   ------  -------   -------    -------  -------
Loss from operations....  (3,313)   (3,645)    (2,135)    (185)  (1,414)   (1,861)    (4,423)  (4 342)
Interest income
 (expense), net.........    (203)      (69)       109      137       97        (9)         3      (25)
Foreign exchange gain
 (loss).................     675       (74)      (343)      22       26       316       (137)      51
                         -------   -------    -------   ------  -------   -------    -------  -------
Loss before income tax
 benefit................  (2,841)   (3,788)    (2,369)     (26)  (1,291)   (1,554)    (4,557)  (4 316)
Income tax benefit......     200       507        408    1,605      --        --         --       --
                         -------   -------    -------   ------  -------   -------    -------  -------
Net income (loss)....... $(2,641)  $(3,281)   $(1,961)  $1,579  $(1,291)  $(1,554)   $(4,557) $(4 316)
                         =======   =======    =======   ======  =======   =======    =======  =======

  The Company expects that it will continue to experience fluctuations in its quarterly operating results. In the past, these fluctuations have been caused by a variety of factors, including the success of the Company in entering new FED Alliance Agreements, achieving revenue-producing milestones under the FED Alliance agreements, and rate of growth of the Company's research and development activities.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has used $13.3 million in cash to fund its operations from inception through December 31, 1996, and $16.4 million in capital expenditures. Through December 31, 1996, the Company has funded its operations and capital expenditures, including expenditures made in connection with the prosecution and maintenance of patents, primarily from sales of $34.0 million of equity securities and $8.8 million of proceeds from borrowings and sale-leaseback transactions. In addition, the Company has been able to acquire a license and equipment in return for the issuance of long-term debt and capital lease obligations in the aggregate amount of $2.7 million, thereby partially reducing its need to expend cash.

  Capital expenditures were $2.5 million in 1995 and $5.9 million in 1996. These capital expenditures were primarily for leasehold improvements, facility expansion, and equipment installed in its pilot manufacturing facility. As of December 31, 1996, the Company had commitments for capital expenditures of approximately $70,000.

  The Company has existing contracts with two different French ministries providing for the payment of grants to the Company totaling approximately $5.0 million, of which the Company has collected an aggregate amount of $1.5 million through December 31, 1996 and for which the Company has recognized revenues in the aggregate amount of $800,000 included in "other revenues". $2.2 million of these grants are payable in three installments subject to achievement by the Company of hiring and capital expenditure milestones by December 31, 1996. The Company collected the first installment, representing $670,000 in 1995, which is included under the caption "deferred revenues--long term"; $2.8 million of these grants are payable in four installments (see "Other revenues"). The Company collected the first installment, representing $800,000, in January 1996 and recognized it as a revenue. This installment is irrevocably granted to the Company. In January 1997, the Company collected the second installment, representing $707,000, which has not been recorded in the 1996 profit and loss account. When collected, the balance of this grant may have to be repaid if the Company does not conduct a specified technical program or does not comply with other terms of the grant, including certain restrictions on transfer of the Company's technology.

  The Company believes that cash available at December 31, 1996 together with the estimated proceeds of its sales of shares in February 1997 (See Notes to Consolidated Financial Statements--Note 20--Subsequent Events), anticipated funds from the FED Alliance agreements and from the grants described above will be sufficient to meet its cash requirements, including repayment of the current portion of its long term obligations in the amount of $3.8 million at December 31, 1996, for at least 12 months.

  The Company will require substantial funds to conduct research, development and testing, to develop and expand commercial-scale manufacturing systems and to market any resulting products. Changes in technology or a growth of sales beyond currently anticipated levels will also require further investment. The Company's capital requirements will depend on many factors, including the rate at which the Company can develop its products, the market acceptance of such products, the levels of promotion and advertising required to launch such products and attain a competitive position in the marketplace and the response of competitors to the Company's products. There can be no assurance that funds for these purposes, whether from equity or debt financing, or other sources, will be available when needed or on terms acceptable to the Company.

OUTLOOK: ISSUES AND RISKS

  The Company is focused on the continued development of the FED technology, the strengthening and expansion of the FED Alliance, the improvement of manufacturing yields, and the reliability testing of new products which the Company expects will lead to the shipment of commercial products in the near future. In evaluating this outlook, the following risks and issues, among others, which are common with development stage companies, should be considered.

  Revenues from FED Alliance members. Future technology transfer payments to the Company under the FED Alliance agreements are based on the achievement by specified dates of certain technical, manufacturing and marketing milestones. There can be no assurance as to whether or when such milestones will be attained. To date, the Company has recorded most of the expected revenues associated with the achievement of contractual milestones with existing FED Alliance members and certain of the future FED Alliance milestone revenues are subject to expansion of the Alliance. There can be no assurance that the Company will be successful in entering into any new FED Alliance agreements with other companies that have proprietary display-related technology, and failure to expand the FED Alliance could adversely affect the Company. In addition, a decision by any member of the FED Alliance to limit or terminate its development effort in the area of field emission displays could have a material adverse effect on the Company, and the Company could lose a material portion of its revenue base while still bearing significant costs.

  Products and manufacturing processes under development, Need to increase Yields, Costs of Products. The Company's products and its manufacturing are in the development stage. The Company has to date encountered a number of delays in the development of its products and manufacturing processes. No assurance can be given that further delays will not occur. The Company does not plan to increase production from its pilot facility beyond low volume levels. The Company believes that contract manufacturing with its Asian partner will make it possible to manufacture volume quantities of FEDs at commercially acceptable cost. However, moving from pilot production to volume production involves a number of steps and challenges. This transition will require the refinement of manufacturing technologies and processes, involving the commitment of significant engineering and management resources. No assurance can be given that the result of such development efforts will be successful. In particular, in order to demonstrate the low cost potential of its FED technology, the Company will need to improve its manufacturing yields. Failure to improve manufacturing yields would have a material adverse effect on the Company. There can be no assurance that the Company will be able to implement processes for the manufacture of volume quantities of FED products at commercially viable cost levels or on a timely basis. If such processes are not successfully implemented, the Company would be materially adversely affected.

  Risks Associated with Contract Manufacturing of FEDs. The Company believes that its ability to commercialize medium to large volumes of FEDs is highly dependent on its ability to have FEDs manufactured by a major manufacturer in the AMLCD industry. To date, the Company has executed a Memorandum of Understanding with Unipac, an AMLCD manufacturer based in Taiwan, and has initiated field work with this manufacturer, but the Company has not yet signed a definitive Display Foundry Agreement. If such contract manufacturing agreement is not entered into on favorable terms, or on a timely basis, the Company will not be able to ship medium to large volumes of FED products, or to obtain a commercially acceptable cost on its FED displays. If the Company is unable to have its FEDs manufactured in a cost effective manner, the Company would be materially adversely affected.

  Although the Company believes many FED manufacturing process steps can be carried out with equipment similar to that used by AMLCD manufacturers, significant capital expenditure will be required in order to install at the contract manufacturers' facility equipment that is not common to the AMLCD manufacturing process. In addition, the amount of the capital expenditures required to adapt to FED manufacturing has not been quantified. There can be no assurance that the Company will have sufficient resources to fund such costs, once known. Further, in the event that the Company funds such capital expenditures to adapt an AMLCD manufacturer's equipment to FED manufacturing, there can be no assurance that such investment will be recovered by the Company, especially in the event such manufacturing partnership is not successful.

  The Company currently does not expect to have its FED displays manufactured by more than one AMLCD manufacturer in the foreseeable future. Should the Company be successful in establishing a contract manufacturing relationship, the Company's reliance on a single contract manufacturer will involve several risks, including a potential inability to obtain an adequate supply of required products, and reduced control over the price, timeliness of delivery, reliability and quality of finished products. Any inability to obtain timely deliveries of products having acceptable qualities or any circumstance that would cause the Company to delay the shipment of its products could damage relationships with customers and have a material adverse effect on the Company.

  Competition and Competing Technologies. The market for flat panel display products is intensely competitive and is expected to remain intensely competitive. The market is currently dominated by products utilizing liquid crystal display technology. LCD technology has continued to improve, and there can be no assurance that advances in LCD technology will not overcome its current limitations. In addition, the recent substantial increases in world-wide manufacturing capacity of FPDs and the entrance of new competitors in the FPD market may cause over-supply conditions leading to dramatic reductions in the price of FPDs. In order to effectively compete, the Company could be required to increase the performance of its products or to reduce prices. In the event of price reductions, the Company's ability to maintain gross margins would depend on its ability to reduce its cost of sales.

  There are a number of domestic and international companies developing and marketing display devices using alternative technologies, such as vacuum fluorescent displays, electroluminescent panels and plasma panels. In addition, some of the basic FED technology is in the public domain and, as a result, the Company has a number of potential direct competitors developing FED displays. In the event that efforts by the Company's competitors result in the development of products that offer significant advantages over the Company's products, and the Company is unable to improve its technology or develop or acquire alternative technology that is more competitive, the Company would be adversely affected.

  No Assurance of Market Acceptance. The potential size and timing of market opportunities targeted by PixTech and the members of the FED Alliance are uncertain. The Company anticipates marketing its displays to original equipment manufacturers ("OEMs"), and its success will depend on whether OEMs select the Company's products for incorporation into their products and upon their successful introduction of such products, as well as the successful commercialization of products developed by members of the FED Alliance. There can be no assurance that demand for any particular product will be sustained or that new markets will develop as expected by the Company, or at all. The failure of existing and new markets to develop as expected by the Company or to be receptive to PixTech's products would have a material adverse effect on the Company.

  Patents and Protection of Proprietary Technology. The Company's ability to compete effectively with other companies will depend, in part, on the ability of the Company to maintain the proprietary nature of its technology. Although the Company has been granted, has filed applications for and has been licensed under a number of patents in the United States and foreign countries, there can be no assurance as to the degree of protection offered by these patents, as to the likelihood that pending patents will be issued or as to the validity or enforceability of any issued patents. Patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, the Company cannot be certain that it was the first creator of inventions covered by pending patent applications or the first to file patent applications on such inventions.

  In addition, because of the developmental stage of the Company, claims that the Company's products infringe on the proprietary rights of others are more likely to be asserted after commencement of commercial sales incorporating the Company's technology. Although the Company believes that its products do not infringe the patents or other proprietary rights of third parties, there can be no assurance that other third parties will not assert infringement claims against the Company or that such claims will not be successful. There can also be no assurance that competitors will not infringe the Company's patents. Even successful defense and prosecution of patent suits are both costly and time-consuming. An adverse outcome in a suit in which the Company asserts its patent rights could result in the loss of such rights, and could subject the Company to substantial costs and diversion of Company resources.

  Foreign exchange. A large percentage of the Company's net assets and of the Company's costs is expressed in French Francs. Fluctuations of the parity of the US dollar versus French Franc may cause significant foreign exchange gains or losses.

  Other important factors which may impact upon the achievement of such goals and forward-looking statements are set forth in Exhibit 99.1 to this Form 10-K, all of which are incorporated herein by reference. No assurance may be given that the Company's strategic goals and other forward-looking statements discussed in this section and elsewhere in this Form 10-K will be achieved.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE(S)
                                                                         -------
Report of Independent Accountants.......................................     21
Balance Sheets..........................................................     22
Statements of Operations................................................     23
Statements of Stockholders' Equity (Deficit)............................  24-25
Statements of Cash Flows................................................     26
Notes to Financial Statements...........................................  27-46

                Financial statement schedules have been omitted since they are not required or are inapplicable

                          INDEPENDENT AUDITORS REPORT

The Board of Directors and Shareholders
PixTech, Inc.

  We have audited the accompanying consolidated balance sheets of PixTech, Inc. (a development stage company) as of December 31, 1995 and 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for the period from June 18, 1992 (date of inception) through December 31, 1996 and for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PixTech, Inc. (a development stage company) as of December 31, 1995 and 1996 and the consolidated results of its operations and its cash flows for the period June 18, 1992 (date of inception) through December 31, 1996 and for each of the three years in the period ended December 31, 1996 in conformity with accounting principles generally accepted in the United States.

                                          Ernst & Young LLP

New York, New York
February 24, 1997

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   DECEMBER 31,
                                                                 -----------------
                                                                  1995      1996
                                                                 -------  --------
                          A S S E T S
Current assets:
  Cash and cash equivalents..................................... $17,563  $  4,266
  Accounts receivable
    Trade.......................................................   5,420     1,655
    Other.......................................................     187       198
  Inventory.....................................................     411       770
  Other.........................................................   3,229     2,975
                                                                 -------  --------
    Total current assets........................................  26,810     9,864
Property, plant and equipment, net..............................  12,608    13,409
Goodwill, net...................................................     --        298
Deferred tax assets.............................................   5,469     5,167
Other assets--long term.........................................     492       342
Deferred offering costs.........................................     --        485
                                                                 -------  --------
  Total assets.................................................. $45,379  $ 29,565
                                                                 =======  ========
  L I A B I L I T I E S  A N D  S H A R E H O L D E R S' EQUITY
Current liabilities
  Current portion of long term debt............................. $   623  $    990
  Current portion of capital lease obligations..................     907       921
  Current portion of long term liabilities......................   1,650     1,890
  Accounts payable (including amounts due to related parties of
   $1,000 and $39 in 1995 and 1996, respectively)...............   6,140     5,132
  Accrued expenses..............................................   1,290     1,773
  Other.........................................................     281        17
    Total current liabilities...................................  10,891    10,723
Deferred revenue................................................   3,093     3,226
Long term debt, less current portion............................   3,268     2,146
Capital lease obligation, less current portion..................   1,825       833
Other long term liabilities, less current portion (including amounts due to related parties of $0 and $7 in 1995 and 1996,
 respectively)..................................................   1,772       538
                                                                 -------  --------
    Total liabilities...........................................  20,849    17,466
                                                                 =======  ========
SHAREHOLDERS' EQUITY
  Common stock, $0.01 par value, authorized shares--30,000,000;
   issued shares--8,112,063; 8,141,156, respectively;
   outstanding shares: 8,112,063; 8,141,156, respectively.......      81        81
  Additional paid-in capital....................................  33,844    34,085
  Cumulative translation adjustment.............................     515      (438)
  Deficit accumulated during development stage..................  (9,910)  (21,629)
                                                                 -------  --------
    Total shareholders' equity..................................  24,530    12,099
                                                                 -------  --------
    Total liabilities and shareholders' equity.................. $45,379  $ 29,565
                                                                 =======  ========

                            See accompanying notes.

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       PERIOD
                                                                        FROM
                                                                      JUNE 18,
                                                                        1992
                                                                      (DATE OF
                                                                     INCEPTION)
                                               YEAR ENDED             THROUGH
                                             DECEMBER 31ST,          DEC. 31ST,
                                       ----------------------------  ----------
                                         1994      1995      1996       1996
                                       --------  --------  --------  ----------
Revenues
  Cooperation & license revenues...... $  5,645  $  9,865  $  5,440   $ 23,278
  Product sales.......................       37       808       791      1,636
  Other revenues......................      543       840     1,413      2,796
                                       --------  --------  --------   --------
    Total revenues....................    6,225    11,513     7,644     27,710
Cost of revenues
  License fees and royalties (of which
   $1,000 and $45 to related parties
   in 1995 and 1996, respectively)....      --     (1,314)      (45)    (1,359)
                                       --------  --------  --------   --------
Gross margin..........................    6,225    10,199     7,599     26,351
Operating expenses
  Research, development
    Acquisition of intellectual prop-
     erty rights......................   (1,654)   (3,111)      --      (4,765)
    Other (of which $1,100; $1,300 and
     $644 to related parties in 1994,
     1995 and 1996, respectively).....   (7,157)  (12,527)  (15,848)   (37,742)
                                       --------  --------  --------   --------
                                         (8,811)  (15,638)  (15,848)   (42,507)
  Marketing and sales.................     (741)   (1,688)   (1,089)    (3,678)
  Administrative and general ex-
   penses.............................   (1,613)   (2,151)   (2,703)    (7,882)
                                       --------  --------  --------   --------
                                        (11,165)  (19,477)  (19,640)   (54,067)
Loss from operations..................   (4,940)   (9,278)  (12,041)   (27,716)
Other income (expense)
  Interest income.....................      277       466       428      1,261
  Interest expense....................      (61)     (493)     (362)      (922)
  Foreign exchange gains..............       38       280       256        600
                                       --------  --------  --------   --------
                                            254       253       322        939
Loss before income tax benefit........   (4,686)   (9,025)  (11,719)   (26,777)
Income tax benefit....................    1,707     2,720       --       5,148
Net loss.............................. $ (2,979) $ (6,305) $(11,719)  $(21,629)
                                       ========  ========  ========   ========
  Net loss per share.................. $   (.51) $   (.82) $  (1.44)
                                       ========  ========  ========
  Shares used in computing net loss
   per share..........................    5,840     7,697     8,137
                                       ========  ========  ========

                            See accompanying notes.

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                               CONVERTIBLE PREFERRED STOCK
                          ---------------------------------------------------------------------------
                              SERIES A           SERIES B           SERIES C            SERIES D
                          ------------------  ---------------- -------------------  -----------------
                            SHARES             SHARES            SHARES              SHARES
                            ISSUED    AMOUNT   ISSUED   AMOUNT   ISSUED    AMOUNT    ISSUED   AMOUNT
                          ----------  ------  --------  ------ ----------  -------  --------  -------
BALANCE AT JUNE 18, 1992
Issuance of Series A
 convertible preferred
 stock, net of issuance
 costs--$8 in June......     211,681  $  130
Issuance of Series B
 convertible preferred
 stock in June..........                        57,522   $ 38
Issuance of Common stock
 in June................
Issuance of Series A
 convertible preferred
 stock in August........      29,451      32
Issuance of Series A
 convertible preferred
 stock in September.....     293,455     544
Issuance of Series B
 convertible preferred
 stock in September.....                        65,483    121
Translation adjustment..
Net Loss from June 18,
 1992 (date of
 inception) through
 December 31, 1992......
                          ----------  ------  --------   ----  ----------  -------  --------  -------
BALANCE AT DECEMBER 31,
 1992                        534,587     706   123,005    159
Issuance of Series A
 convertible preferred
 stock in January.......     145,600     181
Issuance of Common stock
 in January.............
Issuance of Series A
 convertible preferred
 stock in March.........     876,816   1,481
Issuance of Series B
 convertible preferred
 stock in March.........                       240,442    430
Issuance of Series C
 convertible preferred
 stock, net of issuance
 costs--$71 in
 December...............                                        1,999,011  $ 5,686
Issuance of Series D
 convertible preferred
 stock, net of issuance
 costs--$15 in
 December...............                                                             430,208  $ 1,224
Translation adjustment..
Net income--Year ended
 December 31, 1993......
                          ----------  ------  --------   ----  ----------  -------  --------  -------
BALANCE AT DECEMBER 31,
 1993                      1,557,003   2,368   363,447    589   1,999,011    5,686   430,208    1,224
Issuance of Common stock
 under stock option plan
 in April...............
Purchase of 28,761
 shares of Common
 stock--Treasury stock
 in April...............
Issuance of Series C
 convertible preferred
 stock, net of issuance
 costs--$37 in April....                                          472,918    1,324
Issuance of Series C
 convertible preferred
 shares, net of issuance
 costs--$45 in June.....                                          572,917    1,605
Translation adjustment..
Net loss--Year ended
 December 31, 1994......
                          ----------  ------  --------   ----  ----------  -------  --------  -------
BALANCE AT DECEMBER 31,
 1994                      1,557,003   2,368   363,447    589   3,044,846    8,615   430,208    1,224
Reissuance of 28,761
 shares of Common stock
 held in treasury in
 January................
Issuance of Common stock
 under stock option
 plan...................
Common stock issued in
 initial public
 offering, net of
 issuance costs--
 $1,080.................
Conversion of preferred
 stock..................  (1,557,003) (2,368) (363,447)  (589) (3,044,846)  (8,615) (430,208)  (1,224)
Translation adjustment..
Net loss-Twelve months
 ended December 31,
 1995...................
                          ----------  ------  --------   ----  ----------  -------  --------  -------
BALANCE AT DECEMBER 31,
 1995
Issuance of Common stock
 under stock option
 plan...................
Issuance of warrants in
 connection with
 acquisition of the
 assets of PanoCorp.....
Translation adjustment..
Net loss--Twelve months
 ended December 31,
 1996...................
                          ----------  ------  --------   ----  ----------  -------  --------  -------
BALANCE AT DECEMBER 31,
 1996
                          ==========  ======  ========   ====  ==========  =======  ========  =======

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                            COMMON STOCK
                          ----------------
                                                                    DEFICIT
                                                                  ACCUMULATED
                                           ADDITIONAL CUMULATIVE    DURING
                           SHARES           PAID-IN   TRANSACTION DEVELOPMENT TREASURY
                           ISSUED   AMOUNT  CAPITAL   ADJUSTMENT     STAGE     STOCK    TOTAL
                          --------- ------ ---------- ----------- ----------- -------- --------
BALANCE AT JUNE 18, 1992
Issuance of Series A
 convertible preferred
 stock, net of issuance
 costs--$8 in June......                                                               $    130
Issuance of Series B
 convertible preferred
 stock in June..........                                                                     38
Issuance of Common stock
 in June................    115,045  $ 1    $    75                                          76
Issuance of Series A
 convertible preferred
 stock in August........                                                                     32
Issuance of Series A
 convertible preferred
 stock in September.....                                                                    544
Issuance of Series B
 convertible preferred
 stock in September.....                                                                    121
Translation adjustment..                                 $   1                                1
Net Loss from June 18,
 1992 (date of
 inception) through
 December 31, 1992......                                           $   (506)               (506)
                          ---------  ---    -------      -----     --------     ---    --------
BALANCE AT DECEMBER 31,
 1992                       115,045    1         75          1         (506)                436
Issuance of Series A
 convertible preferred
 stock in January.......                                                                    181
Issuance of Common stock
 in January.............     17,256    0         21                                          21
Issuance of Series A
 convertible preferred
 stock in March.........                                                                  1,481
Issuance of Series B
 convertible preferred
 stock in March.........                                                                    430
Issuance of Series C
 convertible preferred
 stock, net of issuance
 costs--$71 in
 December...............                                                                  5,686
Issuance of Series D
 convertible preferred
 stock, net of issuance
 costs--$15 in
 December...............                                                                  1,224
Translation adjustment..                                   (50)                             (50)
Net income--Year ended
 December 31, 1993......                                               (120)               (120)
                          ---------  ---    -------      -----     --------     ---    --------
BALANCE AT DECEMBER 31,
 1993                       132,301    1         96        (48)        (626)              9,288
Issuance of Common stock
 under stock option plan
 in April...............     77,356    1         28                                          29
Purchase of 28,761
 shares of Common
 stock--Treasury stock
 in April...............                                                        (11)        (11)
Issuance of Series C
 convertible preferred
 stock, net of issuance
 costs--$37 in April....                                                                  1,324
Issuance of Series C
 convertible preferred
 shares, net of issuance
 costs--$45 in June.....                                                                  1,605
Translation adjustment..                                   230                              230
Net loss--Year ended
 December 31, 1994......                                             (2,979)             (2,979)
                          ---------  ---    -------      -----     --------     ---    --------
BALANCE AT DECEMBER 31,
 1994                       209,657    2        123        181       (3,605)    (11)      9,487
Reissuance of 28,761
 shares of Common stock
 held in treasury in
 January................                          3                              11          14
Issuance of Common stock
 under stock option
 plan...................      6,902    0          3                                           3
Common stock issued in
 initial public
 offering, net of
 issuance costs--
 $1,080.................  2,500,000   25     20,973                                      20,898
Conversion of preferred
 stock..................  5,395,504   54     12,742
Translation adjustment..                                   334                              334
Net loss--Year ended
 December 31, 1995......                                             (6,305)             (6,305)
                          ---------  ---    -------      -----     --------     ---    --------
BALANCE AT DECEMBER 31,
 1995                     8,112,063   81     33,844        515       (9,910)             24,530
Issuance of Common stock
 under stock option
 plan...................     29,083    0         11                                          11
Issuance of warrants in
 connection with
 acquisition of the
 assets of PanoCorp.....                        230                                         230
Translation adjustment..                                  (953)                            (953)
Net loss--Year ended
 December 31, 1996......                                            (11,719)            (11,719)
                          ---------  ---    -------      -----     --------     ---    --------
BALANCE AT DECEMBER 31,
 1996                     8,141,146  $81    $34,085      $(438)    $(21,629)           $ 12,099
                          =========  ===    =======      =====     ========     ===    ========

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      PERIOD
                                                                       FROM
                                                                   JUNE 18, 1992
                                                                     (DATE OF
                                                                    INCEPTION)
                                              YEAR ENDED              THROUGH
                                            DECEMBER 31ST,          DEC. 31ST,
                                       --------------------------  -------------
                                        1994     1995      1996        1996
                                       -------  -------  --------  -------------
Operating activities
 Net (loss)..........................  $(2,979) $(6,305) $(11,719)   $(21,629)
 Adjustments to reconcile net (loss)
  to net cash (used) by operating ac-
  tivities:
 Depreciation and amortization.......      378    3,488     3,934       7,825
 Gain on disposal of fixed assets....      --       --        (31)        (31)
 Deferred taxes......................   (1,664)  (2,721)      (53)     (5,163)
 Revenues receivable "in kind".......      --       --        --         (312)
 Expenses payable "in kind"..........    1,379       24       --        1,420
 Deferred "in kind" revenues.........      --       --        --          312
 Change in assets and liabilities
  Accounts receivable--Trade.........    1,692   (4,825)    3,749      (1,353)
  Accounts receivable--Other.........      (70)     504       (21)        293
  Inventory..........................     (226)    (148)     (393)       (767)
  Other assets.......................     (242)    (793)     (280)     (1,679)
  Accounts payable, accrued expenses
   and other assets and liabilities..    1,155    2,287      (634)      4,739
  Deferred revenue...................      205    2,572       300       3,077
  Taxes, other than income...........      244     (275)      --          (23)
                                       -------  -------  --------    --------
 Net cash used in operating activi-
  ties...............................     (128)  (6,192)   (5,148)    (13,291)
                                       -------  -------  --------    --------
Investing activities
 Additions to property, plant, and
  equipment..........................   (6,964)  (2,452)   (5,866)    (16,295)
 Additions to patents................      --       --       (130)       (130)
                                       -------  -------  --------    --------
 Net cash used in investing activi-
  ties...............................   (6,964)  (2,452)   (5,996)    (16,425)
Financing activities Stock issued....    2,958   20,998         3      33,923
 (Purchase) sale of treasury stock...      (11)      11       --          --
 Proceeds from long-term borrowings..    1,678    4,161        97       6,287
 Proceeds from sale leaseback trans-
  actions............................      --     2,731       --        2,731
 Payments for equipment purchases
  financed by accounts payable.......      --    (2,709)     (997)     (3,706)
 Repayment of long-term borrowings...      --    (2,074)     (215)     (2,289)
 Repayment of capital lease obliga-
  tions..............................      --      (855)     (876)     (1,731)
                                       -------  -------  --------    --------
 Net cash provided by (used in) fi-
  nancing activities.................    4,625   22,263    (1,988)     35,215
 Effect of exchange rates on cash....     (232)    (792)     (165)     (1,233)
                                       -------  -------  --------    --------
 Net increase/(decrease) in cash
  equivalents........................   (2,699)  12,827   (13,297)      4,266
Cash and cash equivalents beginning
 of period...........................    7,435    4,736    17,563         --
                                       -------  -------  --------    --------
Cash and cash equivalents end of pe-
 riod................................  $ 4,736  $17,563  $  4,266    $  4,266
                                       =======  =======  ========    ========
Supplemental disclosures of noncash
 activities:
Equipment acquired under capitalized
 leases..............................  $ 4,132      --        --     $  1,209
Equipment purchases financed by ac-
 counts payable......................  $ 3,284      --        --     $    920
Licenses acquired payable over two or
 three years.........................  $ 1,654  $ 2,111       --     $  3,765
Acquisitions of intangible by issu-
 ance of warrants....................      --       --   $    230    $    230
Fixed assets disposed of in like-kind
 exchange............................      --       --   $    468    $    468
Fixed assets acquired through like-
 kind exchange.......................      --       --   $    499    $    499
Repayment of long term borrowing.....      --       --   $    394    $    394
Supplemental disclosures of cash flow
 information:
Interest paid........................  $    15  $   668  $     52    $    741

                            See accompanying notes.

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS ACTIVITY

  PixTech, Inc. was incorporated under the laws of Delaware on October 27, 1993. On November 30, 1993, PixTech, Inc. acquired 100% beneficial ownership of PixTech S.A., through a share exchange agreement. PixTech S.A. was incorporated under the laws of France on June 18, 1992. For accounting purposes, the acquisition has been treated as a recapitalization of PixTech S.A. As used herein, "the Company" refers to PixTech, Inc. and PixTech S.A.

  The Company was founded to improve, utilize and license certain background technology developed by LETI (Laboratoire Electronique de Technologie et d'Instrumentation), a French government-owned research and development laboratory in the field of flat panel displays using electron emitters, known as field emission displays (FEDs).

  The Company has devoted substantially all its efforts to raising capital, conducting research and development activities, recruiting personnel, establishing a pilot manufacturing facility and forming an alliance of industrial partners (the "FED Alliance"). Revenues from principal planned operations will consist of product sales and royalties on the sale of FEDs produced by members of the FED Alliance. As these revenues have not commenced, PixTech, Inc. is still in a development stage and falls under the provisions of FAS No. 7 "Accounting and Reporting by Development Stage Enterprises".

2. SUMMARY OF THE SIGNIFICANT ACCOUNTING POLICIES

 Basis of presentation

  The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 Principles of consolidation

  The consolidated financial statements include the accounts of PixTech, Inc. and its wholly owned subsidiary PixTech S.A. Intercompany accounts and transactions have been eliminated in consolidation.

 Fiscal Year

  The Company ends its financial year on December 31.

 Revenue recognition--Cooperation and License Agreements

  The Company has entered into Cooperation and License agreements with members of the FED Alliance. Under these contracts, the Company shares technology with such members through cross licensing provisions. Each contract provides for certain fees and royalties to be paid to the Company. The Company believes that each of the cooperation and license agreements are long-term construction/production contracts pursuant to SOP 81-1 and that the criteria herein have been satisfied to entitle the Company to partially recognize the revenue under those contracts. Certain fees payable to the Company under these agreements are milestone-related and are due in accordance with the terms of each agreement when the milestone is achieved. Once paid, such fees are irrevocable. The Company recognizes this milestone-related revenue only when each milestone has been fully

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

performed, as agreed by the parties. Costs incurred under these contracts are considered costs in the period incurred, regardless of when related revenue is recognized.

  Texas Instruments. The company entered into a Cooperation and License Agreement with Texas Instruments Incorporated ("TI") on June 29, 1993 (the "TI Agreement"). In order to reach certain of the specified milestones under the TI Agreement, the Company performed services in the field of technology development. In accordance with the TI Agreement, such milestone-related payments were payable in part in cash and in part in the form of goods or services, primarily consulting services.

  In March 1996, TI announced its decision to suspend its FED efforts, and a termination agreement between TI and the Company was executed on July 15, 1996. Under this agreement, the Company has a continuing license from TI which covers all subject technology developed by TI prior to the date of termination. In addition, TI acknowledged that all payments heretofore made in kind to the Company with respect to technology transfer from the Company to TI are and shall remain the property of the Company. Included in accounts payable at December 31, 1995 and as of the date of the Termination Agreement was $1,336 representing goods delivered and services rendered by TI as in-kind technology transfer payments pursuant to the TI Agreement. In 1996, the Company recorded cooperation and license revenues in the amount of $1,336 and canceled the in-kind liability of same amount included in accounts payable.

  Futaba Corporation. The Company entered into a Cooperation and License Agreement with Futaba Corporation on November 27, 1993 (the "Futaba Agreement"). Pursuant to the Futaba Agreement, Futaba agreed to pay the Company a license fee upon signing the agreement, which was recognized upon execution of the agreement. Futaba also agreed to a technology transfer fee, payable to the Company in three installments upon the occurrence of certain milestones, and an additional fee payable annually upon the achievement of further product development milestones. Finally, to the extent that Futaba successfully incorporates the cross-licensed technology into products, Futaba must make royalty payments in connection with the sale of products incorporating the technology licensed by the Company. Then the Company will recognize royalty revenues.

  In order to reach certain of the specified milestones under the Futaba Agreement, the Company performs services in the field of technology development. In accordance with the Futaba Agreement, the milestone-related revenue is recognized when the milestone is achieved. As of December 31, 1996, most of the revenues associated with the achievement of the contractually specified milestones have been recorded by the Company.

  Raytheon Company. The Company entered into a Cooperation and License Agreement with Raytheon Company on June 1, 1994 (the "Raytheon Agreement"). Pursuant to the Raytheon Agreement, Raytheon agreed to pay the Company a license fee payable in part upon signing the agreement and in part a specified number of months thereafter. Such license fee was recognized when due. Raytheon also agreed to make two additional payments based on the achievement of milestones. Raytheon also must make royalty payments in connection with the sale of products incorporation the technology licensed by the Company.

  In order to reach certain of the specified milestones under the Raytheon Agreement, the Company performs services in the field of technology development. As of December 31, 1996, all the revenues associated with the achievement of the milestones specified under the Raytheon Agreement have been recorded by the Company.

  To the extent that Raytheon successfully incorporates the cross-licensed technology into products the Company will recognize royalty revenues as Raytheon sells the products.

  Motorola, Inc. The Company entered into a Cooperation and License Agreement with Motorola, Inc. on June 13, 1995 (the "Motorola Agreement"). Pursuant to the Motorola Agreement, Motorola, Inc. agreed to pay

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the Company a license fee upon signing the agreement, which was recognized upon execution of the agreement. Motorola, Inc. also agreed to a technology transfer fee, payable to the Company upon the occurrence of certain milestones, and an additional technology update fee payable annually over a period of three years. Finally, Motorola must make royalty payments in connection with the sale of products incorporating the technology licensed by the Company.

  In order to reach certain of the specified milestones under the Motorola Agreement, the Company performs services in the field of technology development. In accordance with the Motorola Agreement, the milestone-related payments are irrevocable when paid. In accordance with the Motorola Agreement, such milestone-related payments are payable in cash, or upon mutual agreement, in in-kind services or goods. The Company has not agreed to receive any in-kind services or goods under the Motorola Agreement. Cash milestone-related revenue is recognized when the milestone is achieved.

  To the extent that Motorola successfully incorporates the cross-licensed technology into products, the Company will recognize royalty revenues as Motorola sells the products.

 Revenue Recognition--Product Revenue

  Product revenue is recognized upon shipment in the case of standard deliveries, and upon acceptance by the customer in the case of first delivery of a specified product.

 Revenue Recognition--Grants

The Company recognizes revenue from unconditional grants received from governmental agencies in the period granted. Revenue from conditional grants received are recognized when all conditions outlined in the grant have been met.

 Foreign Currency Translation

  Assets and liabilities of PixTech S.A. are translated into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the period. The related translation adjustments are reflected in stockholders' equity. Foreign currency gains or losses resulting from transactions are included in results of operations, except for transaction gains and losses attributable to intercompany transactions, and for foreign currency transactions or cash balances that hedge foreign currency commitments; such transactions and cash balances are recorded in the same manner as translation adjustments, as recommended by the Statement of Financial Accounting Standards No 52, "Foreign currency translation" (SFAS
52).

 Net Income (Loss) Per Share

  Net income (loss) per share is computed using the weighted average number of shares, convertible preferred shares assuming conversion at date of issuance, and dilutive equivalent shares from stock options and warrants using the treasury stock method. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, shares and equivalent shares issued by the Company at prices below the assumed public offering price during the twelve-month period prior to the proposed offering have been included in the calculation as if they were outstanding for all periods presented through the period in which the initial public offering took place (using the treasury stock method and assuming an initial public offering price). Net income (loss) per share also reflects for all periods presented a 2 for 3 reverse stock split which was effective at the closing of the Company's initial public offering.

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  Per Share amounts for the periods after the initial public offering have been calculated in accordance with the provisions of APB 15.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

 Investments

  At January 1, 1994, the Company adopted Statement of Financial Accounting Standards No 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The cumulative effect as of January 1, 1994, of adopting SFAS No 115 is considered to be immaterial. Under SFAS 115, investments are classified as held-to-maturity when the Company has the positive intent an ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost with corresponding premiums or discounts amortized over the life of the investment to interest income. Trading securities are reported at fair value and unrecognized gains or losses are included in earnings. Marketable equity and debt securities not classified as held-to-maturity or trading securities are classified as available-for-sale and reported at fair value. Unrecognized gains or losses on available-for-sale securities are included, net of tax, in equity until their disposition. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in net income. The cost of securities sold is determined by the specific identification method. The Company had no investments at December 31, 1996 or 1995. There were no realized gains or losses on sales of investments in 1996 or 1995.

 Inventory

  Inventory is valued at the lower of cost (first-in, first-out) basis or market. Inventory consists of raw material and spare parts.

 Property, Plant and Equipment

  Property, plant and equipment are initially recorded at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets, generally five years for equipment, ten years for building improvements and twenty years for buildings. Equipment financed under capital leases are depreciated over the shorter of estimated useful life and lease term. Amortization expense is included with depreciation expense.

 Impairment of Long-Lived Assets

  In January 1996, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which establishes criteria for the recognition and measurement of impairment loss associated with long-lived assets. Adoption of FAS 121 did not have a material impact on the Company's financial position or results of operations.


 Patents and Other Intangible Assets

  Patent application and establishment costs are expensed as incurred as research and development costs.

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  The carrying value of intangible assets are reviewed on an ongoing basis to assess if facts or circumstances suggest that the Company's intangible assets may be impaired. If this review indicates that intangible assets will not be recoverable, as determined based on the expected future cash flows to be generated by these assets over their remaining amortization period, the Company's carrying value of the intangible assets is reduced by the estimated shortfall of discounted cash flows.

 Employee Stock Option Plans

  In 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards N(degrees) 123 (SFAS 123), "Accounting for Stock Based Compensation". As permitted by SFAS 123, the Company has elected to continue to account for its employee stock option plans and the Employee Stock Purchase Plans in accordance with the provisions of the Accounting Principles Board N(degrees) 25 (APB 25), "Accounting for Stock Issued to Employees".

 Accounting for Income Taxes

  The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

 Pension Costs

  In France, legislation requires that lump sum retirement indemnities be paid to employees based upon their years of services and compensation at retirement. The actuarial liability of this unfunded obligation as at December 31, 1995 and 1996 is $18 and $32 respectively. Pension expense incurred was $5 in 1994, $13 in 1995 and $14 in 1996.

3. OTHER CURRENT ASSETS

  The components of other current assets are as follows:

                                                          DECEMBER 31,
                                                          -------------
                                                           1995   1996
                                                          ------ ------
       Value added tax refundable........................ $  881 $  720
       Grants receivable.................................  1,871  2,091
       Other.............................................    477    164
                                                          ------ ------
                                                          $3,229 $2,975
                                                          ====== ======

4. PROPERTY, PLANT AND EQUIPMENT

  The components of Property, Plant and Equipment are as follows:

                                                         DECEMBER 31,
                                                        ----------------
                                                         1995     1996
                                                        -------  -------
       Buildings and improvements...................... $ 1,597  $ 3,092
       Machinery and equipment.........................  14,243   16,566
       Furniture and fixtures..........................     823    1,099
                                                        -------  -------
                                                         16,663   20,757
       Less accumulation depreciation..................  (4,055)  (7,348)
                                                        -------  -------
                                                        $12,608  $13,409
                                                        =======  =======

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  In 1994, the Company entered into capital lease agreements for production equipment. The gross and net book values of equipment financed under capital leases amounted $4,680 and $3,452 respectively at December 31, 1995 and $4,409 and $2,207 at December 31, 1996 respectively.

  At December 31, 1995 machinery and equipment included $671 of equipment on which the Company and LETI each had a 50% title. This equipment was recorded by the Company at 50% of its cost and was depreciated based on this acquisition value. On March 22, 1996, the Company entered into an agreement with LETI under which (i) certain pieces of equipment, with an acquisition value and a net value in the Company's books of $380 and $240 at March 31, 1996, respectively, became the sole property of the Company; these assets were then recorded in the Company's books with an acquisition value of $509, and are now depreciated over their remaining expected lifetime; and (ii) certain pieces of equipment with an acquisition value and a net value in The Company's books of $336 and $238, respectively, became the sole property of LETI.

  On November 15, 1996, an agreement was executed between Steag MicroTech GmbH
(SMT) and the Company (the "SMT agreement"), in order to settle technical acceptance issues related to a piece of equipment acquired in 1994 from SMT for an amount of $850. Under the SMT agreement, SMT waived the balance payable under a loan ($421) granted by SMT to the Company at the time of the equipment purchase. In return, the Company waived future claims on this piece of equipment. The Company recorded in "Other Revenues" a net gain of $148 from this transaction representing the $421 forgiveness of debt less a $273 write-down of the carrying value of the equipment due to permanent impairment of value.

5. GOODWILL

  On February 20, 1996, the Company acquired substantially all the assets of PanoCorp, Inc., a research and development company located in California, in a transaction accounted for as a purchase. The assets of PanoCorp, Inc., including principally fixed assets valued at $120, were purchased for $250 in cash plus 150,000 warrants to purchase shares of the Company's common stock at an exercise price of $11.67 per share. See Note 13. Stockholders' Equity-- Warrants.

  The fair value of the 150,000 warrants was computed using the Black-Scholes model. Pursuant to the APB Statement 16, the value of such warrants was estimated at $230 and the global transaction generated goodwill of $360. This goodwill is depreciated over 5 years.

  The purchase agreement also calls for the issuance of up to 600,000 additional warrants to the shareholders of PanoCorp, Inc., contingent upon the achievement by the Company of specified technical milestones over the next 3 years. No such warrants have been issued at December 31, 1996.

6. DEFERRED OFFERING COSTS

  The Company incurred expenses in preparation for a public offering of new shares in Europe. See Note 20--Subsequent events. These expenses have been deferred and will be recorded as a reduction of paid-in capital upon completion of the offering.

7. ACCOUNTS PAYABLE

  Included in accounts payable at December 31, 1995 were $1,336 representing goods delivered and services rendered by Texas Instruments as in-kind payments pursuant to the TI Agreement. As described in Note 2 under "Revenue recognition--Cooperation and License Agreements.", following the execution of the Termination Agreement and the subsequent confirmation that the in-kind liability to Texas Instruments would not be payable,

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the Company canceled the in-kind liability included in accounts payable in the amount of $1,336 and recorded in 1996 cooperation and license revenues of same amount.

8. LONG-TERM DEBT

  Long-term debt consists of the following:

                                                          DECEMBER 31,
                                                          --------------
                                                           1995    1996
                                                          ------  ------
       Non interest bearing loan from ANVAR (a).......... $2,551  $2,482
       Equipment purchase loans (b)......................    828     269
       Loan payable (c)..................................    143     118
       Loan payable (d)..................................    366     267
       Interest accrued..................................      3     --
                                                          ------  ------
                                                           3,891   3,136
       Less: current portion.............................   (623)   (990)
       Total long-term debt, less current portion........ $3,268  $2,146
                                                          ======  ======

--------
(a) The Company entered into a development contract with a French Public agency ANVAR in 1993. Under this agreement, the Company received a non-interest bearing loan. Repayment of this loan is expected to start in 1997.
(b) In 1994, the Company was granted two loans from equipment suppliers, of $421 and $686 respectively. The first loan was canceled in November 1996 pursuant to the SMT agreement. See note 5--Property, Plant and Equipment. The second loan is payable in 8 installments of $77, including interest at 6.50%, over a period of 4 years starting in May 1996.
(c) The Company was granted a loan, which bears interest at 5% and is repayable in 8 installments of approximately $17 over two years starting in December 1996.
(d) The Company was granted a loan, which bears interest at 6.37% and is repayable in 20 installments of approximately $20 over 5 years starting in July 1995.

  Future minimum payments under these obligations are as follows:

       Year ending December 31,
       1997...................................................... $  990
       1998......................................................    981
       1999......................................................  1,126
       2000......................................................     39
                                                                  ------
       Total minimum payments.................................... $3,136
                                                                  ======

9. CAPITAL LEASES

                                                          DECEMBER 31,
                                                          --------------
                                                           1995    1996
                                                          ------  ------
       Capital lease obligations......................... $2,732  $1,753
       Less: current portion.............................   (907)   (921)
                                                          ------  ------
                                                          $1,825  $  833
                                                          ======  ======

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  In December 1994, the Company completed several sale-leaseback transactions whereby equipment with a net book value of $4,219 was financed through three to five-year capital lease obligations, effective December 1994. At December 31, 1996, the net book value of these equipment was $ 2,207.

  For the period from June 18, 1992 (date of inception) through December 31, 1996, the non-cash amount related to this transaction was $1,209.

  Future minimum payments under these obligations are as follows:

       Year ending December 31,
       1997...................................................... $1,011
       1998......................................................    673
       1999......................................................    170
       2000......................................................     36
       Total minimum payments....................................  1,890
                                                                  ------
       Less amount representing interest.........................   (137)
                                                                  ------
       Present value of minimum capitalized lease payments....... $1,753
                                                                  ------

10. COMMITMENTS

 Operating lease

  The Company is obligated under operating lease agreements for equipment and manufacturing and office facilities.

  The Company leases certain equipment under a cancelable operating lease with terms of 60 months through 1999. This lease included a significant prepayment of rent ($151 at December 31, 1996 which were included in "Other Assets" on the balance sheet). The total amount of the base rent payments has been charged to expense on the straight line method over the term of the lease.

  The Company leases its main manufacturing and office facilities under a non-cancelable operating lease which expires September 2000.

  Minimum annual rental commitments under non cancelable leases at December 31, 1996, are as follows :

       Year ending December 31,
       1997......................................................  1,414
       1998......................................................  1,426
       1999......................................................  1,263
       2000......................................................    859
                                                                  ------
       Total minimum payments.................................... $4,962
                                                                  ======

  Rental expense for all operating leases consisted of the following:

                                                   1994   1995   1996
                                                  ------ ------ ------
       Rent expense for operating leases......... $1 013 $1 237 $1 439
                                                  ====== ====== ======

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) License Agreement and Research and Development Agreement with CEA

  See Note 18--Related Party Transactions

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

  At December 31, 1996, the carrying values of financial instruments such as cash and cash equivalents, accounts receivable and payable, other receivables and accrued liabilities and the current portion of long-term debt approximated their market values, based on the short-term maturities of these instruments. At December 31, 1995 and 1996, the fair values of long-term debt and other long-term liabilities, with book value of $6,865 and $3,517 were $5,607 and $3,128 respectively. Fair value is determined based on expected future cash flows, discounted at market interest rates, and other appropriate valuation methodologies.

12. LITIGATION

  In May 1994, an individual commenced a lawsuit in France against the Commissariat--l'Energie Atomique (CEA) and the Company alleging infringement of a French patent (the "Patent"). In addition to the French patent, the plaintiff held patents in the United States and through the European Patent Office (the "EPO"), in each case concerning a specific method for addressing a display which uses microtips through the screen's controller. The decision of the judge made in November 1996 was that only the electronic circuitry used by the Company to drive the panels was infringing the Patent. Therefore, CEA and PixTech were barred from producing, using or selling this electronic circuitry as well as FED displays including such circuitry in France. CEA notified the Company in January 1997 that CEA had acquired the Patent, as well as all its extensions outside France from such individual, and that, under the license agreement between CEA and the Company, the Company would get an exclusive license to the recently acquired patents, with a right to sublicense.

  In accordance with the Company's license agreement with the CEA, the CEA has assumed responsibility for the cost of common defense counsel, and has assumed settlement cost with the plaintiff, with the exception of approximately $40 that the Company has agreed to assume as a contribution to such settlement.

13. STOCKHOLDERS' EQUITY

  The share amounts and per share dollar amounts included herein reflect the effect of the 2 for 3 reverse stock split which was effective on July 18, 1995.

 Common Stock

  On July 18, 1995, the Company sold 2,500,000 shares of common stock for net proceeds of $20,998 in its initial public offering on Nasdaq. At December 31, 1996, all outstanding shares are shares of Common Stock.

 Convertible preferred stock

  All of the Company's issued shares of Convertible Preferred Stock automatically converted into shares of Common Stock upon the closing of the Company's initial public offering. There is no longer any Convertible Preferred Stock outstanding.

 Preferred Stock

  The Company's Board of Directors has the authority to issue up to 1,000,000 shares of Preferred Stock and to fix the relative rights thereof.

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 Stock Options

  The Company has elected to follow APB 25 in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options is less than the market price of the underlying shares of the date of grant, compensation expenses is recognized.

  The Company adopted a stock option plan on November 30, 1993 (which was amended and restated in May 1995), under which options to purchase shares of common stock may be granted to key employees and consultants of the Company. The plan provides that the option price shall be determined by the Compensation Committee of the Board of Directors and that no portion of the option may be exercised beyond ten years from the date of grant. Options which are outstanding at December 31, 1996, become exercisable within a certain period of time or when specific milestones are completed.

  During the twelve months prior to the Company's initial public offering, the Company issued stock options for its Common Stock pursuant to its stock option plan at exercise prices substantially below the initial public offering price. Specifically, the Company granted options exercisable for an aggregate of 20,467 shares in December 1994 with an exercise price of $.38 per share and for an aggregate of 466,667 shares with an exercise price of $.75 per share. Such option prices were determined by the Compensation Committee of the Board of Directors to be equal to fair market value of a share of the underlying Common Stock on the date of grant of the options.

  Prior to the Company's initial public offering, determinations of the fair market value of a share of the Company's Common Stock were made in connection with each option grant by the Compensation Committee after careful review of relevant factors affecting the value of the Company's Common Stock. The following factors were among those considered by the Compensation Committee:
(i) the subordination of the Company's Common Stock to its several series of Convertible Preferred Stock with respect to dividends, liquidation preferences, voting control, antidilution rights and other rights and privileges, (ii) the Company's financial condition and results of operations (most notably, the Company's operating losses and the fact that the Company's tangible net worth was less than the liquidation preference of the outstanding Convertible Preferred Stock), (iii) the sale of Series C and D Convertible Preferred Stock at a price of $2.88 per share and (iv) the absence of a public market for the Company's securities. After the Company successfully produced a defect-free prototype from its pilot manufacturing plant in February 1995, resulting in serious negotiations with Motorola to join the FED Alliance, and commenced discussions with investment bankers which led to the Company's initial public offering, the Company priced its next option grant for 10,000 shares in May 1995 at $7.65 per share, representing 85% of the midpoint of the proposed initial public offering price range.

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  The activity under the option plan was as follows:

                                                                    WEIGHTED
                                                                  AVERAGE OPTION
                                            SHARES      OPTIONS       PRICE
                                           AVAILABLE  OUTSTANDING   PER SHARE
                                           ---------  ----------- --------------
BALANCES AT DECEMBER 31, 1993.............  119,646      527,409      0.375
 Additional shares reserved...............  675,984          --         --
 Options granted.......................... (205,071)     205,071      0.375
 Options exercised........................      --       (77,356)     0.375
 Options terminated unexercised...........   17,083      (17,083)     0.375
                                           --------    ---------      -----
BALANCES AT DECEMBER 31, 1994.............  607,642      638,041
 Additional shares reserved...............  533,333          --
 Options granted.......................... (604,936)     604,936      2.554
 Options exercised........................      --        (6,903)     0.375
 Options terminated unexercised...........    8,000       (8,000)     0.609
                                           --------    ---------      -----
BALANCES AT DECEMBER 31, 1995.............  544,039    1,228,074
                                           --------    ---------      -----
 Options granted.......................... (365,850)     365,850      8.018
 Options exercised........................      --       (29,083)     0.375
 Options terminated unexercised...........  100,567     (100,567)     2.859
                                           --------    ---------      -----
BALANCES AT DECEMBER 31, 1996.............  278,756    1,464,274
                                           ========    =========

  Options to purchase 491,058 shares and 450,556 shares were exercisable at weighted-average exercise prices of $0.375 and $0.415 respectively, at December 31, 1995 and 1996.

  Exercise prices for options outstanding as of December 31, 1996 ranged from $0.375 to $9.750. The weighted average remaining contractual life of those options is 8.01 years.

 In May 1995, the Company adopted the 1995 Director Stock Option Plan (the "Director Stock Plan"), which provides for the issuance of up to 50,000 shares of the Company's stock. The Director Stock Plan provides for an automatic grant of options to purchase the Company's stock at its fair market value to the non-employee directors of the Company upon election or re-election to the Board of Directors. Under the Director Stock Plan a director was granted 6,000 options in April 1996 at an exercise price of $8.625.

  Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following average assumptions for both years: risk-free interest rates of 3%; dividend yields of 0%; volatility factors of the expected market price of the Company's shares of Common Stock of 0.30; and a weighted-average expected life of the option of 4 years.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the imput of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because the changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of its employee stock options.

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows (in thousands except for loss per share information):

                                                      1995      1996
                                                     -------  --------
       Pro forma net loss........................... $(6,352) $(12,073)
       Pro forma loss per share..................... $  (.83) $  (1.48)

  The weighted-average fair value of options granted during 1995 and 1996 were $0.84 and $3.95, respectively.

 Warrants

  In December 1994, in connection with various equipment leases, the Company entered into a warrant agreement. Under this agreement, the Company granted a right to purchase 62,500 shares of Common Stock of the Company at a purchase price of $2.88 per share. No value was ascribed to the warrant. This warrant expires on July 18, 2000.

  In February 1996, in order to finance partially the purchase of PanoCorp assets, Inc., the Company granted 150,000 warrants to purchase shares of the Company's common stock at an exercise price of $11.67 per share. See Note 5-- Goodwill.

 Employee Stock Purchase Plan

  In May 1995, the Company adopted an employee stock purchase plan (the "Purchase Plan") under which employees may purchase shares of Common Stock at a discount from fair market value. 100,000 shares of Common Stock are reserved for issuance under the Purchase Plan. To date, no shares have been issued under the Purchase Plan. Rights to purchase Common Stock under the Purchase Plan are granted at the discretion of the Compensation Committee, which determines the frequency and duration of individual offerings under the Plan and the dates when the stock may be purchased. Eligible employees, which represent all full-time employees (as defined by the Purchase Plan), participate voluntarily and may withdraw from any offering at any time before the stock is purchased. The purchase price per share of Common Stock in an offering is 85% of the lesser of its fair market value at the beginning of the offering period or on the applicable exercise date and may be paid through payroll deductions, periodic lump sum payments or a combination of both. The Purchase Plan terminates on May 9, 2005.

  At December 31, 1996 2,105,530 shares of Common Stock are reserved for shares issuable under the Purchase Plan or upon exercise of stock options and warrants.

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. OTHER AND DEFERRED REVENUES

  Other revenues and deferred revenues include the following:

                                                          DECEMBER 31,
                                                 ------------------------------
                                                      1995           1996
                                                 -------------- ---------------
                                                 OTHER DEFERRED OTHER  DEFERRED
                                                 ----- -------- ------ --------
Grant from European Union, Esprit Program(a).... $227
Grant from French Ministry of Industry(b).......        $1,871  $  800 $ 2,091
Grant from French local authorities(c)..........        $  871  $  117 $ 1,044
Other(d)........................................ $613   $  351  $  496 $    91
                                                 ----   ------  ------ -------
TOTAL........................................... $840   $3,093  $1,413 $ 3,226
                                                 ====   ======  ====== =======

--------
(a) In November 1993, the Company entered into an R&D agreement with the European Union and other European industrial companies for two years starting December 1, 1993. The contribution of the European Union to the costs incurred by the Company amounts to $450 over the period. The Company received $330 in 1994, and $120 in 1995 from this contribution. This contribution was recognized as income ratably over the contract period as required costs were incurred to meet the conditions of the grant, at which point such portion of the contribution was irrevocable as stipulated in the agreement.
(b) In December 1994, the Company was awarded a grant of $2,800 from the French Ministry of Industry to support manufacturing of Field Emission Displays. This grant covered a period of two years. In 1996, the Company collected $800. This payment was recognized as income in 1996, as all conditions have been met. An additional amount of $707 was received in January 1997 and was not recognized as income in 1996.
(c) PixTech SA was awarded certain incentives to establish its manufacturing facilities in Montpellier, France. These incentives are partially subject to maintaining an operating facility in this location for a certain period of time. Revenue is deferred until all conditions are met. In 1996, as certain conditions were met, revenue in the amount of $117 was recognized.
(d) Amounts relating to payments received by the Company from entities primarily for the performance of miscellaneous services.

15. INCOME TAXES

  Income (loss) before income tax benefit consists of the following:

                                                          DECEMBER 31,
                                                    --------------------------
                                                     1994     1995      1996
                                                    -------  -------  --------
     France........................................ $(4,788) $(9,792) $(10,556)
     Rest of world.................................     102      767    (1,161)
                                                    -------  -------  --------
       Income (loss) before income tax benefit..... $(4,686) $(9,025) $(11,719)
                                                    =======  =======  ========

  The income tax benefit consists of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1994   1995  1996
                                                              ------ ------ ----
     Deferred:
       France................................................ $1,707 $2,720 --
                                                                            ---
       Rest of world.........................................    --     --  --
                                                              ------ ------ ---
                                                              $1,707 $2,720 --
                                                              ====== ====== ===

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  A reconciliation of income taxes computed at the French statutory rate (33.3% for 1994, 36.67% for 1995 and 1996) to the income tax benefit is as follows:

                                                         DECEMBER 31,
                                                    -------------------------
                                                     1994     1995     1996
                                                    -------  -------  -------
     Income taxes computed at the French statutory
      rate........................................  $ 1,560  $ 3,309  $ 4,297
     Operating losses not utilized................   (1,560)  (3,309)  (4,297)
     Research credits.............................    1,707    2,720      --
                                                    -------  -------  -------
         Total....................................  $ 1,707  $ 2,720      --
                                                    =======  =======  =======

  No U.S. income tax expense was realized and no U.S. income taxes were paid in periods ended December 31, 1994, 1995 and 1996.

  Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes consist of the following:

                                                           DECEMBER 31,
                                                     --------------------------
                                                      1994     1995      1996
                                                     -------  -------  --------
     Deferred tax assets:
       Net operating loss carryforwards............. $ 1,649  $ 4,357  $  6,788
       Deferred revenue.............................     171    1,263     1,201
       Research credit carryforwards................   3,142    7,087     8,193
                                                     -------  -------  --------
                                                       4,962   12,707    16,181
     Deferred tax liabilities:
       Revenue not currently taxable................     --      (741)      --
       Deferred expense.............................    (115)    (272)     (145)
                                                     -------  -------  --------
         Total deferred tax assets..................   4,847   11,694    16,039
     Valuation allowance............................  (2,350)  (6,225)  (10,869)
                                                     -------  -------  --------
     Deferred tax assets............................ $ 2,497  $ 5,469  $  5,167
                                                     =======  =======  ========

  Net operating loss carryforwards can be credited against future income in France. Net operating loss carryforward of: $5,996 expire in 2000 and $6,389 in 2001 and $6,125 can be carried forward indefinitely.

  Research credit carryforwards derive from the Company's subsidiary PixTech SA. In France, research credit carryforwards are calculated following certain rules defined by the Tax administration. The Company is entitled to full payment by the Tax administration of these research credit carryforwards if they are not credited against income tax liabilities within a period of three financial years.

16. INDUSTRY AND GEOGRAPHIC INFORMATION

  The Company operates in one industry segment, the development, manufacturing and licensing of flat panel displays using electron emitters. Operations are conducted in France. Revenues are principally derived from relationships with companies in the United States and Japan, and grant revenue from authorities in France.

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. SIGNIFICANT CUSTOMERS

  Historically, the Company derived its revenues principally from members of the FED Alliance. Net revenues from the FED Alliance customers represented approximately 90%, 90% and 75% of the Company's net revenues for the fiscal years 1994, 1995 and 1996.

  Revenues derived from FED Alliance members are of a non-recurring nature.

18. RELATED PARTY TRANSACTIONS

  In September 1992, the Company entered into a license agreement with CEA. CEA is the French atomic energy agency, and holds a controlling interest in CEA Industrie, a shareholder of the Company. Under this agreement, CEA granted to the Company a royalty bearing, worldwide, exclusive license to all patents held by CEA in the field of FEDs, with a right to sublicense these patents under certain conditions. The consideration for this license is a payment of license fees and royalties based on the Company's sales and the license fees and royalties collected by the Company. No expense was recorded in 1993 and 1994 in respect of license fees and royalties due to CEA. In 1995, $1,000 was accrued in respect of license fees and royalties due to CEA in 1996. In order for the Company to maintain an exclusive license, it was required to make minimum royalty payments beginning in 1996. An amount of $45 payable to CEA in 1997 was accrued in 1996; this amount includes royalties obligations under the license agreement and contribution to settlement of litigation (see Note 12-- Litigation). By paying the remaining amount due to LETI, the Company will fulfill the minimum royalty obligations to LETI through 1998.

  In September 1992, the Company entered into a three-year renewable R&D agreement with CEA, under which CEA, through its laboratory LETI, performs certain research and development activities for the benefit of the Company. This program was extended for a second three-year period ending on January 1, 1999, subject to further extension by mutual agreement of the parties. The consideration received by the CEA for this R&D activity in 1996 amounted to approximately $640.

  In connection with the above R&D agreement with CEA, the Company paid $1,600, $1,700 and $644 in 1994, 1995 and 1996, of which $1,100, $1,300 and
$644 is included in research and development costs in 1994, 1995, and 1996 respectively. The balance primarily represents purchases of equipment, less recoverable value added tax.

19. LICENSE

  In connection with the Company's license of its technology to an FED Alliance member, the Company acquired a worldwide, non-exclusive royalty-free license to such FED Alliance member's background FED technology, as well as a right to grant royalty-free sublicenses to the other FED Alliance members. The Company is obligated to pay certain license fees in connection with the acquisition of these rights from such FED Alliance member; these payments to the FED Alliance member are $650 in 1995, $650 in 1996, and $700 in 1997. The present value of this payment stream, discounted at a 10% interest rate, is $1,654 and has been classified as an Other Long Term Liability and has been expensed in 1994.

  In connection with the Company's license of its technology to another FED Alliance member, the Company also acquired a worldwide, non-exclusive license, without the right to sublicense, to certain technology of such FED Alliance member. The Company is obligated to pay certain license fees in connection with the acquisition of these rights; these payments to the FED Alliance member are $1,000 in 1995, $1,000 in 1996, $1,000 in 1997

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and $500 in 1998. The present value of this payment stream, discounted at a 10% interest rate, is $3,111 and has been classified as an Other Long Term Liability and was expensed in 1995.

  Total license fees to be paid are expensed in the year in which the commitment is made due to the uncertainty regarding the recoverability of the amounts paid arising from the unpredictability of future payments to be received by the Company from such FED Alliance members in respect of the license to such members of the Company's technology.

20. SUBSEQUENT EVENTS

  On February 7, 1997, the Company sold 3,333,000 shares of Common Stock in a public offering in Europe at a price of $4.50 per share, resulting in net proceeds of $13,949 before expenses payable by the Company, which are estimated at $660. The Company granted the Underwriters a 30-day option to purchase up to 663,000 Shares, and the Underwriters exercised such option and purchased such Shares on February 12, 1997. Including the sale of such shares, the total price to public, underwriting discount, and proceeds to the Company were $17,982, $1,259, and $16,723 respectively.

  In February 1997, the Company sold 463,708 of the Company's shares of Common Stock to Motorola, Inc., in a private placement at a price of $4.50 per share, resulting in net proceeds of $2,086. As consideration for this stock purchase, an amount of $686 has been received in cash and the remaining $1,400 was paid in forgiveness of $1,400 of obligations from PixTech S.A. to Motorola. In connection with such private placement, Motorola received warrants to purchase an additional 463,708 shares of the Common Stock of the Company at a price of $5.50 per share, which warrants must be exercised before December 31, 1998.

  In February 1997, the Company sold 1,111,111 of the Company's shares of Common Stock to UMC, Unipac's parent Company, in a private placement at a price of $4.50 per share resulting in net proceeds of $5,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  Not Applicable

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I, Item 1A hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the caption "Election of Directors" in the Company's Proxy Statement relating to its Annual Meeting of Stockholders scheduled for April 18, 1997 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

  The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Share Ownership" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption, "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement and from Note 18 to the Financial Statements included herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS

  The financial statements are listed under Item 8 of this report.

  2. FINANCIAL STATEMENT SCHEDULES

  The financial statement schedules are listed under Item 8 of this report.

(B) REPORTS ON FORM 8-K

  Two reports on Form 8-K have been filed during the fourth quarter of 1996, one on November 22, 1996 reporting under Item 5 the announcement of the Registrant's public offering in Europe, and the other on December 6, 1996 reporting under Item 5 various events regarding financings, manufacturing partnerships and the resolution of outstanding litigation of the Registrant.

(C) EXHIBITS

 NUMBER FOOTNOTE                        DESCRIPTION
 ------ --------                        -----------
   3.1     1     Restated Certificate of Incorporation of Registrant.
   3.3     2     Restated By-Laws of Registrant.
   4.1     3     Specimen certificate for shares of Common Stock of the
                 Registrant.
   4.2     3     Warrant to purchase 62,500 shares of Common Stock of the
                 Registrant issued to Comdisco, Inc.

 NUMBER FOOTNOTE                           DESCRIPTION
 ------ --------                           -----------
  4.3      6     Warrant to purchase 150,000 shares of Common Stock of the
                 Registrant issued to PanoCorp Display Systems, Inc.
  4.4            Warrant to purchase 463,708 shares of Common Stock of the
                 Registrant issued to Motorola, Inc.
 10.1    3,4,5   License Agreement in the Field of Flat Microtip Screens dated as of September 17, 1992 between the Registrant and the
                 Commissariat a l'Energie Atomique (the "CEA"), as amended.
 10.2    3,4,5   Research and Development Agreement in the Field of Flat
                 Microtip Screens dated September 17, 1992 between the
                 Registrant and the CEA.
 10.3     3,5    Cooperation and License Agreement dated June 29, 1993 between the Registrant and Texas Instruments Incorporated.
 10.4     3,5    Cooperation and License Agreement dated November 27, 1993
                 between the Registrant and Futaba Corporation.
 10.5     3,5    License Agreement dated November 27, 1993 between the
                 Registrant and Futaba Corporation.
 10.6     3,5    Cooperation and License Agreement dated June 1, 1994 between the Registrant and Raytheon Company.
 10.7      3     ESPRIT Project: 8730 Active Interest for Multimedia with Field
                 Emission Display dated December 1, 1993 among the Registrant and other project participants.
 10.8      3     Master Lease Agreement dated December 12, 1994 between
                 COMDISCO France S.A. and PixTech France.
 10.9      3     Purchase Agreement dated December 23, 1994 between COMDISCO
                 France S.A. and PixTech France.
 10.10     3     Guarantee dated November 29, 1994 between the Registrant and
                 COMDISCO.
 10.11     3     Leaseback Agreement dated April 5, 1995 between COMDISCO
                 France S.A. and PixTech France.
 10.12    3,4    Contract between L'Agence Nationale de Valorisation de la
                 Recherche and PixTech France dated March 3, 1993.
 10.13    3,4    Loan agreement between the Banque Worms and PixTech France dated December 13, 1994, as amended.
 10.14     3     Amended and Restated 1993 Stock Option Plan.
 10.15     3     1995 Director Stock Option Plan.
 10.16     3     1995 Employee Stock Purchase Plan.
 10.17     3     Amended and Restated Investor Rights and Stockholder Voting
                 Agreement dated as of December 24, 1993, as amended, among the
                 Registrant and certain of its stockholders.
 10.18    3,4    Real Estate Agreement between PixTech France and IBM France dated February 15, 1994 for space located in Montpellier,
                 France.
 10.19   3,4,5   Agreement of State Support of Technical Development and
                 Research dated December 30, 1994 between PixTech France and the Ministry of Industry, Postal Services and
                 Telecommunications and Foreign Trade.

 NUMBER FOOTNOTE                          DESCRIPTION
 ------ --------                          -----------
 10.20     3     Form of Indemnification Agreement between the Registrant and each of its directors.
 10.21    3,5    Cooperation and License Agreement dated as of June 12, 1995 between the Registrant and Motorola, Inc.
 10.22     6     Lease dated as of July 31, 1995 between the Registrant, as
                 Lessee, and Pecton Court Associates as Lessor.
 10.23     6     Lease dated as of March 1, 1996, between the Registrant, as
                 Lessee, and Frank Deverse as Lessor.
 10.24     6     Registration Rights Agreement between the Registrant and
                 Panocorp Display Systems, Inc. dated February 20, 1996.
 10.25    5,7    Termination Agreement dated July, 15, 1996 between the
                 Registrant and Texas Instrument Incorporated
 10.26     5     Amendment No. 1, dated February 6, 1997, to the Cooperation and Licence Agreement between the Registrant and Motorola.
 10.27           Stock Purchase Agreement dated February 14, 1997, between the
                 Registrant and United Microelectronics Corporation
 10.28           Stock and Warrant Purchase Agreement dated February 6, 1997 between the Registrant and Motorola, Inc.
 11.1      3     Statement re: computation of per share earnings--Pro Forma.
 12.1      3     Statement re: computation of ratios
 21.1      3     Subsidiaries of the Registrant.
 23.1            Consent of Ernst & Young.
 99.1            Important Factors Regarding Forward-Looking Statements.

--------
(1) Filed as Exhibit 3.2 to the PixTech, Inc. Registration Statement on Form S-1 (Commission File No. 33-93024) and incorporated herein by reference.
(2) Filed as Exhibit 3.4 to the PixTech, Inc. Registration Statement on Form S-1 (Commission File No. 33-93024) and incorporated herein by reference.
(3) Filed as an exhibit with the same number to the PixTech, Inc. Registration Statement on Form S-1 (Commission File No. 33-93024) and incorporated herein by reference.
(4) English translation filed
(5) Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.
(6) Filed as an exhibit with the same number to the PixTech, Inc. Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
(7) Filed as Exhibit 10 to the PixTech, Inc. Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED.

                                          PixTech


Dated: March 28, 1997                     By:   /s/ Jean-Luc Grand-Clement
                                             ----------------------------------
                                                  JEAN-LUC GRAND-CLEMENT,
                                                        PRESIDENT

              SIGNATURE                        TITLE                 DATE
              ---------                        -----                 ----

     /s/ Jean-Luc Grand-Clement        President, Chief         March 28, 1997
-------------------------------------   Executive Officer
       JEAN-LUC GRAND-CLEMENT           and Chairman of the
                                        Board of Directors
                                        (Principal
                                        Executive and
                                        Financial Officer)

           /s/ Yves Morel              Chief Financial          March 28, 1997
-------------------------------------   Officer
             YVES MOREL

       /s/ Jean-Pierre NoBlanc         Director                 March 28, 1997
-------------------------------------
         JEAN-PIERRE NOBLANC

      /s/ Pierre-Michel Piccino        Director                 March 28, 1997
-------------------------------------
        PIERRE-MICHEL PICCINO

       /s/ William C. Schmidt          Director                 March 28, 1997
-------------------------------------
         WILLIAM C. SCHMIDT

         /s/ John A. Hawkins           Director                 March 28, 1997
-------------------------------------
           JOHN A. HAWKINS