Form 10-Q
period 1997-03-31
PIXTECH INC /DE/
filed 1997-05-13
CIK 946144

                                   FORM 10-Q
                                   ---------

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                 For the quarterly period ended March 31, 1997
                                                --------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the transition period from ______ to ______
                Commission file number 0-26380
                _________________________________


                                 PIXTECH, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                   04-3214691
---------------------------------------------------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

Avenue Olivier Perroy, 13790 Rousset, France
---------------------------------------------------------------------------
(Address of principal executive offices)              (Zip code)

                             011-33-4-42-29-10-00
---------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                       -      -

The number of shares outstanding of each of the issuer's classes of common stock as of

              Class                        Outstanding at April 30, 1997
              -----                        -----------------------------
   Common Stock, $.01 par value                       13,747,303

                                 PIXTECH, INC.
                                 -------------

                               TABLE OF CONTENTS
                               -----------------

                                                                  PAGE NO.
PART I   FINANCIAL INFORMATION
           ITEM 1  Financial Statements
                   Balance Sheets as of March 31, 1997
                   and December 31, 1996........................     3

                   Statements of Operations for the Three Months
                   Ended March 31, 1997 and 1996,
                   and the period from June 18, 1992 through
                   March 31, 1997...............................     4

                   Statements of Cash Flows for the Three Months
                   ended March 31, 1997 and 1996, and the period
                   from June 18, 1992 through March 31, 1997....     5

                   Statement of Stockholders' Equity............   6 - 7

                   Notes to Financial Statements................     8

           ITEM 2  Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations...................................   9 - 11

PART II    OTHER INFORMATION
           ITEM 1  Legal Proceedings............................     12

           ITEM 2  Changes in Securities........................     12

           ITEM 3  Default upon Senior Securities...............     12

           ITEM 4  Submission of matters to a vote of
                   security holders.............................     12

           ITEM 5  Other Information............................     12

           ITEM 6  Exhibits and Reports on Form 8-K.............     12


Signature                                                            13


                                 PIXTECH, INC.
                        (A DEVELOPMENT STAGE COMPANY)1


                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                              MARCH 31,    DECEMBER 31,
                                                                                                 1997          1996
                                                                                              ---------    ------------
                     ASSETS                                                                  (UNAUDITED)
Current assets:
    Cash and cash equivalents........................................................          $ 23,931       $  4,266
    Accounts receivable:
      Trade..........................................................................               364          1,655
      Other..........................................................................                13            198
    Inventory........................................................................               660            770
    Other............................................................................             1,713          2,975
                                                                                               --------       --------
      Total current assets...........................................................            26,681          9,864

Property, plant and equipment, net...................................................            11,652         13,409
Goodwill, net........................................................................               280            298
Deferred tax assets..................................................................             4,757          5,167
Other assets - long term.............................................................               339            342
Deferred offering costs..............................................................                --            485
                                                                                               --------       --------
      Total assets...................................................................          $ 43,709       $ 29,565
                                                                                               ========       ========


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long term debt................................................          $    920       $    990
    Current portion of capital lease obligations.....................................               903            921
    Current portion of long term liabilities.........................................                --          1,890
    Accounts payable (including amounts due to related parties of $35 and
    $39 as at March 31, 1997 and December 31, 1996 respectively).....................             3,738          5,132
    Accrued expenses.................................................................             1,305          1,773
    Other............................................................................               127             17
                                                                                               --------       --------
      Total current liabilities......................................................             6,993         10,723

Deferred revenue.....................................................................             2,640          3,226
Long term debt, less current portion.................................................             1,959          2,146
Capital lease obligation, less current portion.......................................               559            833
Other long term liabilities, less current portion (including amounts due
to related parties of $6 and $7 as at March 31, 1997 and December 31, 1996 respectively)            631            538
                                                                                               --------       --------
      Total liabilities..............................................................            12,782         17,466
                                                                                               ========       ========
STOCKHOLDERS' EQUITY
    Common stock.....................................................................               137             81
    Other stockholders' equity.......................................................            56,133         33,647
    Deficit accumulated during development stage.....................................           (25,343)       (21,629)


      Total stockholders' equity.....................................................            30,927         12,099
                                                                                               --------       --------
      Total liabilities and stockholders' equity.....................................          $ 43,709       $ 29,565
                                                                                               ========       ========


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                                PERIOD FROM
                                                                                               JUNE 18, 1992
                                                                       THREE MONTHS ENDED        (DATE OF
                                                                            MARCH 31,            INCEPTION)
                                                                      ---------------------        THROUGH
                                                                                                  MARCH 31,
                                                                        1997         1996           1997
                                                                      -------       -------     -----------
Revenues:
    Cooperation & license revenues................................    $   707       $ 1,890        $ 23,985
    Product sales.................................................        173           183           1,809
    Other revenues................................................        673           934           3,469
                                                                      -------       -------        --------
                                                                        1,553         3,007          29,263
Cost of revenues                                                      -------       -------        --------
    License fees and royalties....................................         --            --          (1,359)
                                                                      -------       -------        --------
Gross margin......................................................      1,553         3,007          27,904
                                                                      -------       -------        --------
Operating expenses:
    Research and development:
      Acquisition of intellectual property rights.................         --            --           4,765
      Other (of which $161 and $178 to related parties
      in the three-month periods ended March 31, 1997
      and 1996, respectively).....................................      4,174         3,501          41,916
                                                                      -------       -------        --------
                                                                        4,174         3,501          46,681
    Sales and marketing...........................................        380           232           4,058
    General and administrative expenses...........................        606           688           8,488
                                                                      -------       -------        --------
                                                                        5,160         4,421          59,227
                                                                      -------       -------        --------
Loss from operations..............................................     (3,607)       (1,414)        (31,323)
Other income / (expense)
    Interest income / (expense)...................................        131            97             470
    Foreign exchange gains / (losses).............................       (238)           26             362
                                                                      -------       -------        --------
                                                                         (107)          123             832

Loss before income tax benefit....................................     (3,714)       (1,291)        (30,491)

Income tax benefit................................................         --            --           5,148
                                                                      -------       -------        --------
Net loss..........................................................    $(3,714)      $(1,291)        (25,343)
                                                                      =======       =======        ========
Net loss per share:                                                     $(.33)        $(.16)
                                                                      =======       =======
Shares used in computing net loss per share.......................     11,144         8,122
                                                                      =======       =======


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                                                 PERIOD FROM
                                                                                                                JUNE 18, 1992
                                                                                  THREE MONTHS ENDED               DATE OF
                                                                                       MARCH 31,                  INCEPTION)
                                                                                                                   THROUGH
                                                                                                                   MARCH 31,
                                                                            --------------------------------------------------
                                                                               1997              1996                 1997
                                                                            ----------        ----------           -----------
Net loss.............................................................       $  (3,714)        $  (1,291)           $ (25,343)

Total adjustments to net loss........................................           2,689             1,671               11,027
                                                                            ----------        ----------           ----------
Net cash (used in) / provided by operating activities................          (1,025)              380              (14,316)

INVESTING ACTIVITIES
Additions to property plant and equipment.............................           (113)             (583)             (16,408)
Additions to intangible assets........................................             --              (130)                (130)
                                                                            ----------        ----------           ----------
Net cash used in investing activities.................................           (113)             (713)             (16,538)

FINANCING ACTIVITIES
Stock issued..........................................................         21,617                 7               55,540
Proceeds from long-term borrowings....................................             --                --                6,287
Proceeds from sale leaseback transactions.............................             --                --                2,731
Payments for equipment purchases financed by accounts payable........              --                --               (3,706)

Repayment of long term borrowing and capital lease obligations........           (628)             (256)              (4,648)
                                                                            ----------        ----------           ----------
Net cash (used in) / provided by financing activities.................         20,989              (249)              56,204
                                                                            ----------        ----------           ----------
Effect of exchange rates on cash......................................           (186)             (236)              (1,419)
                                                                            ----------        ----------           ----------
Net (decrease) / increase in cash and cash equivalents................         19,665              (818)              23,931

Cash and cash equivalents beginning of period.........................          4,266             17,563                  --
                                                                            ----------        ----------           ----------
Cash and cash equivalents end of period...............................      $  23,931         $   16,745           $  23,931
                                                                            ==========        ==========           ==========

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                       CONVERTIBLE PREFERRED STOCK
                                          --------------------------------------------------------------------------------------
                                                      SERIES A                    SERIES B             SERIES C        SERIES D

                                            SHARES                SHARES                SHARES                 SHARES
                                            ISSUED    AMOUNT     ISSUED       AMOUNT    ISSUED      AMOUNT     ISSUED     AMOUNT
                                         ---------   --------    --------    -------   ---------    -------    -------   ---------

BALANCE AT JUNE 18, 1992
Issuance of Series A convertible
 preferred stock, net of issuance
        costs--$8 in June...............   211,681    $   130
Issuance of Series B convertible                                   57,522      $  38
 preferred stock in June................
Issuance of Common stock in June........
Issuance of Series A convertible
 preferred stock in August..............    29,451         32
Issuance of Series A convertible
preferred stock in September............   293,455        544
Issuance of Series B convertible
 preferred stock in September...........                           65,483        121
Translation adjustment..................
Net loss from June 18, 1992 (date of
 inception) through December
        31, 1992........................

                                          --------   --------    --------    -------   ---------   -------    -------   --------
BALANCE AT DECEMBER 31, 1992               534,587        706     123,005        159
Issuance of Series A convertible
 preferred stock in January.............   145,600        181
Issuance of Common stock in January.....
Issuance of Series A convertible
 preferred stock in March...............   876,816      1,481
Issuance of Series B convertible
 preferred stock in March...............                          240,442        430

Issuance of Series C convertible
 preferred stock, net of issuance
        costs--$71 in December..........                                               1,999,011   $ 5,686
Issuance of Series D convertible
 preferred stock, net of issuance
        costs--$15 in December..........                                                                      430,208      $ 1,224
Translation adjustment..................
Net loss--Year ended December 31, 1993..

                                          ---------   --------    --------    -------   ---------   -------    -------   ----------
BALANCE AT DECEMBER 31, 1993              1,557,003      2,368     363,447       589    1,999,011     5,686    430,208       1,224
Issuance of Common stock under stock
 option plan in April...................
Purchase of 28,761 shares of Common
 stock--Treasury stock in April.........
Issuance of Series C convertible
 preferred stock, net of issuance
        costs--$37 in April.............                                                 472,918     1,324
Issuance of Series C convertible
 preferred stock, net of issuance
        costs--$45 in June..............                                                 572,917     1,605
Translation adjustment..................
Net loss--Year ended December 31, 1994..

                                          ---------   --------    --------    -------   ---------   -------    -------   ---------
BALANCE AT DECEMBER 31, 1994              1,557,003      2,368     363,447        589   3,044,846     8,615    430,208      1,224
Reissuance of 28,761 shares of Common
 stock held in treasury in
        January.........................
Issuance of Common stock under stock
 option plan............................
Common stock issued in initial public
 offering, net of issuance costs
        -- $ 1,080
Conversion of preferred stock........... (1,557,003)    (2,368)   (363,447)      (589) (3,044,846)   (8,615)  (430,208)    (1,224)
Translation adjustment..................
Net loss--Year ended December 31, 1995..

                                          ---------   --------    --------    -------   ---------   -------    -------   ---------
BALANCE AT DECEMBER 31, 1995
Issuance of Common stock under stock
 option plan............................
Issuance of warrants in connection with
 acquisition of the assets of
 Panocorp...........,,,,,...............
Translation adjustment
Net loss--Year ended  December 31, 1996.

                                          ---------   --------    --------    -------   ---------   -------    -------   ---------
BALANCE AT DECEMBER 31, 1996
Common stock issued in public offering
 and private placements, net
   of issuance costs -- $ 806
   (unaudited)..........................
Issuance of Common stock under stock
 option plan (unaudited)................
Translation adjustment (unaudited)......
Net loss--Three months ended  March 31,
 1997 (unaudited).......................

                                          ---------   --------    --------    -------   ---------   -------    -------   ---------
BALANCE AT MARCH 31, 1997                       --         --          --        --           --        --         --          --
                                          =========   ========    ========    =======   =========   =======    =======   =========

                             See accompanying notes

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                 COMMON STOCK
                              ------------------
                                                                                                DEFICIT
                                                                                                --------
                                                                      ADDITIONAL   CUMULATIVE   ACCUMULATED
                                                                      ----------   ----------   -----------
                                               SHARES                   PAID-IN    TRANSLATION  DEVELOPMENT    TREASURY
                                             ----------     ------    --------    -----------   -----------    --------
                                               ISSUED       AMOUNT     CAPITAL     ADJUSTMENT      STAGE        STOCK     TOTAL
                                             ----------     ------     -------     ----------      ------       -----     -----
BALANCE AT JUNE 18, 1992
Issuance of Series A convertible
 preferred stock, net of issuance                                                                                       $   130
        costs--$8 in June...............
Issuance of Series B convertible
 preferred stock in June................                                                                                     38
Issuance of Common stock in June........        115,045       $  1    $    75                                                76
Issuance of Series A convertible
 preferred stock in August..............                                                                                     32
Issuance of Series A convertible
 preferred stock in September...........                                                                                    544
Issuance of Series B convertible
 preferred stock in September...........                                                                                    121

Translation adjustment..................                                            $   1                                     1
Net loss from June 18, 1992 (date of
 inception) through December
        31, 1992........................                                                        $   (506)                  (506)

                                             ----------     ------    -------       -----        -------       ------    ------
BALANCE AT DECEMBER 31, 1992                    115,045          1         75           1           (506)                   436
Issuance of Series A convertible
 preferred stock in January.............                                                                                    181
Issuance of Common stock in January.....         17,256                    21                                                21
Issuance of Series A convertible
 preferred stock in March1..............                                                                                   1481
Issuance of Series B convertible
 preferred stock in March..............                                                                                     430
Issuance of Series C convertible
 preferred stock, net of issuance
        costs--$71 in December..........                                                                                  5,686
Issuance of Series D convertible
 preferred stock, net of issuance
        costs--$15 in December..........                                                                                  1,224
Translation adjustment..................                                              (50)                                  (50)
Net loss--Year ended December 31, 1993..                                                            (120)                  (120)
                                             ----------     ------    -------       -----        -------       ------    ------
BALANCE AT DECEMBER 31, 1993                    132,301          1         96         (49)          (626)                 9,289
Issuance of Common stock under stock
 option plan in April...................         77,356          1         28                                                29
Purchase of 28,761 shares of Common
 stock--Treasury stock in April.........                                                                         $(11)      (11)
Issuance of Series C convertible
 preferred stock, net of issuance
       costs--$37 in April..............                                                                                   1,324
Issuance of Series C convertible
 preferred stock, net of issuance
       costs--$45 in June...............                                                                                   1,605
Translation adjustment..................                                               230                                   230
Net loss--Year ended December 31, 1994                                                            (2,979)                (2,979)

                                             ----------     ------    -------       -----        -------       ------    ------
BALANCE AT DECEMBER 31, 1994                    209,657          2        123         181         (3,605)         (11)    9,487
Reissuance of 28,761 shares of Common
 stock held in treasury in  January.....                                    3                                      11        14

Issuance of Common stock under stock
 option plan............................          6,902          0          3                                                 3
Common stock issued in initial public
 offering, net of issuance costs
        -- $ 1,080......................      2,500,000         25     20,973                                            20,998
Conversion of preferred stock...........      5,395,504         54     12,742
Translation adjustment..................                                              334                                   334
Net loss--Year ended December 31, 1995..                                                          (6,305)                (6,305)
                                             ----------     ------    -------       -----        -------       ------    ------
BALANCE AT DECEMBER 31, 1995                  8,112,063         81     33,844         515         (9,910)                24,530
Issuance of Common stock under stock
 option plan............................         29,083          0         11                                                11
Issuance of warrants in connection with
 acquisition of the assets of Panocorp..                                  230                                               230

Translation adjustment..................                                             (953)                                 (953)
Net loss--Year ended  December 31, 1996                                                          (11,719)               (11,719)
                                             ----------     ------    -------       -----        -------       ------    ------
BALANCE AT DECEMBER 31, 1996                  8,141,146         81     34,085        (438)       (21,629)                12,099
Common stock issued in public offering
 and private placements, net
        of issuance costs -- $ 806
         (unaudited)...................       5,570,819         56     22,951                                            23,007
Issuance of Common stock under stock
 option plan (unaudited)................         34,187          0         13                                                13
Translation adjustment (unaudited)......                                             (478)                                 (478)
Net loss--Three months ended  March 31,
 1997 (unaudited).......................                                                          (3,714)                (3,714)
                                             ----------     ------    -------       -----       --------       ------   -------
BALANCE AT MARCH 31, 1997                    13,746,152       $137    $57.049       $(916)      $(25,343)               $30,927
                                             ==========     ======    =======       =====       ========       ======   =======

                             See accompanying notes

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (ALL AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the three-month period ending March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1996 (the "1996 Financial Statements"), included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE B -- INVENTORIES

Inventory consists of raw material and spare parts.


NOTE C -- PUBLIC OFFERING

  On February 7, 1997, the Company sold 3,333,000 shares of Common Stock (the "Shares") in a public offering in Europe at a price of $4.50 per share, resulting in net proceeds of $13,949 before expenses payable by the Company, which are estimated at $806. The Company granted the Underwriters a 30-day option to purchase up to 663,000 Shares, and the Underwriters exercised such option and purchased such Shares on February 12, 1997. Including the sale of such Shares, the total price to public, underwriting discount, and proceeds to the Company before expenses were $17,982, $1,259, and $16,723, respectively.


NOTE D -- PRIVATE PLACEMENTS

  In February 1997, the Company sold 463,708 shares of the Company's Common Stock to Motorola, Inc., in a private placement at a price of $4.50 per share, resulting in net proceeds of $2,086. As consideration for this stock purchase, an amount of $686 was received in cash and the remaining $1,400 was in the form of forgiveness of $1,400 of obligations from PixTech S.A. to Motorola. In connection with such private placement, Motorola received warrants to purchase an additional 463,708 shares of the Common Stock of the Company at a price of $5.50 per share, which warrants expire on December 31, 1998.

  In February 1997, the Company sold 1,111,111 shares of the Company's Common Stock to United Microelectronics Corporation, the parent company of Unipac Optoelectronics Corporation, in a private placement at a price of $4.50 per share resulting in net proceeds of $5,000 in cash.


NOTE E -- NET LOSS PER SHARE

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings par Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effects of stock options and warrants will be excluded.

  There is no impact of Statement 128 on the calculation of earnings per share for the three-month periods ended March 31, 1996 and 1997. As net losses have been reported in these quarters, the dilutive effects of stock options and warrants have been excluded from the calculation of net loss per share under the current method of calculating net loss per share.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Cooperation and License Revenues. The Company recognized cooperation and license revenues under the Field Emission Display ("FED") Alliance agreements of $707,000 in the three-month period ending March 31, 1997, as compared to $1.9 million in the three-month period ending March 31, 1996. These revenues represented in 1996 the achievement by the Company of contractual milestones with FED Alliance members. The Company has now recorded most of the expected revenues associated with the achievement of contractual milestones with existing FED Alliance members and future FED Alliance milestone revenues are mostly subject to expansion of the FED Alliance. Pursuant to a memorandum agreement signed with Futaba Corporation, the Company recorded cooperation and license revenues in the amount of $707,000 during the three-month period ended March 31, 1997, in consideration of the cancellation of same amount which had been included in accounts payable in relation to accrued license fees due to Futaba.

Product sales. The Company recognized product sales of $173,000 in the three-month period ending March 31, 1997, as compared to $183,000 in the three-month period ending March 31, 1996. These product sales represented the shipment of FED displays for evaluation by OEM customers and FED cathodes to members of the FED Alliance in limited quantities.

Other revenues. The Company recognized other revenues of $673,000 in the three-month period ending March 31, 1997 as compared to other revenues of $934,000 in the three-month period ended March 31, 1996. Other revenues are derived principally from government funded development contracts. Of these revenues, $663,000 and $800,000 are related to a development contract from the French Ministry of Industry to support manufacturing of Field Emission Displays, in the three-month periods ended March 31, 1997 and 1996, respectively.

Research and Development Expenses. The Company expensed $4.2 million for research and development costs during the three-month period ending March 31, 1997, an increase of 19% over the $3.5 million of research and development expenses incurred in the three-month period ending March 31, 1996. These expenses included obligations to the French atomic energy agency ("CEA") under the "LETI" Research Agreement (Laboratoire d'Electronique, de Technologie et d'Instrumentation), contract consulting fees, salaries and associated operating expenses for in-house research and development activities and the cost of staffing and operating the Company's pilot manufacturing facility. Part of the increase is also related to the launching of a new research and development effort in Santa Clara since March 1996, with a view to developing large-size FEDs. The increase also reflects the continued development of the Company's FED technology and manufacturing processes.

Sales and Marketing Expenses. The Company expensed $380,000 for sales and marketing during the three-month period ending March 31, 1997, compared to $232,000 during the three-month period ending March 31, 1996. This increase reflected the expansion of the Company's sales and marketing organization both in the United States and in Europe, and the increasing support of marketing efforts through trade show attendance and advertising. The Company believes sales and marketing expenses may increase in the future, as contact with potential customers and anticipated shipments of FED displays develop.

General and Administrative Expenses. General and administrative expenses amounted to $606,000 in the three-month period ending March 31, 1997, a decrease of 12% over general and administrative expenses incurred in the three-month period ending March 31, 1996, which amounted to $688,000, reflecting a decrease in consulting fees.

STRATEGIC ISSUES AND RISKS

The Company is focused on the continued development of the FED technology, the strengthening and expansion of the FED Alliance, the improvement of manufacturing yields, the successful implementation of contract manufacturing of FEDs with its asian partner, Unipac, and the reliability testing of new products which the Company expects will lead to the shipment of commercial products in the near future. In evaluating this outlook, the following risks and issues, among others, which are common with development stage companies, should be considered.

Revenues from FED Alliance members. To date, the Company has recorded most of the expected revenues associated with the achievement of contractual milestones under existing FED Alliance agreements, and most future FED Alliance milestone revenues are subject to expansion of the Alliance or to renewal of cooperation periods with existing members at their respective expiration dates. Expansion of the FED Alliance and renewal of cooperation periods by existing FED Alliance members are subject, in part, to matters beyond the Company's control. Failure to expand the FED Alliance or to obtain renewals of the cooperation periods could adversely affect the Company.

Products and manufacturing processes under development, Need to increase Yields, Costs of Products. The Company's products and its manufacturing processes are in the development stage. The Company has to date encountered a number of delays in the development of its products and manufacturing processes. No assurance can be given that further delays will not occur. The Company does not plan to increase production from its pilot facility beyond low volume levels. The Company believes that contract manufacturing with its asian partner (see "Risks Associated with Contract Manufacturing of FEDs") will make it possible to manufacture volume quantities of FEDs at commercially acceptable costs. However, moving from pilot production to volume production involves a number of steps and challenges. In particular, in order to demonstrate the low cost potential of its FED technology, the Company will need to improve its manufacturing yields. There can be no assurance that the Company will be able to implement processes for the manufacture of volume quantities of FED products at commercially viable cost levels or on a timely basis. If such processes are not successfully implemented, the Company would be materially adversely affected.

Risks Associated with Contract Manufacturing of FEDs.   The Company believes
that its ability to commercialize medium to large volumes of FEDs is highly dependent on its ability to have FEDs manufactured by a major manufacturer in the AMLCD industry. To date, the Company has executed a Memorandum of Understanding with Unipac, an AMLCD manufacturer based in Taiwan, and has initiated field work with this manufacturer, but the Company has not yet signed a definitive Display Foundry Agreement. If such contract manufacturing agreement is not entered into on favorable terms, or on a timely basis, the Company will not be able to ship medium to large volumes of FED products, or to obtain a commercially acceptable cost for its FED displays.

In addition, significant capital expenditure will be required in order to install, at the contract manufacturers' facility, equipment that is not common to the AMLCD manufacturing process. PixTech will have to fund a minimum of $10 million of the capital expenditures required. There can be no assurance that the Company will have sufficient resources to fund such costs. The amount actually expended on capital expenditures could vary significantly depending upon numerous factors, including the success or failure of the Company in establishing such an arrangement, the terms of such an arrangement, the initial level and compatibility of the manufacturing capability of the third party to such an arrangement, and the inherent unpredictability of the total amount of a large scale capital expenditure program. Further, there can be no assurance that such investment will be recovered by the Company, especially in the event such manufacturing partnership is not successful.

Should the Company be successful in establishing a contract manufacturing relationship, the Company's reliance on a single contract manufacturer will involve several risks, including a potential inability to obtain an adequate supply of required products, and reduced control over the price, timeliness of delivery, reliability and quality of finished products.

Any inability to manage this contract manufacturing relationship or any circumstance that would cause the Company to delay the shipment of its products would have a material adverse effect on the Company.

Competition and Competing Technologies.   The market for flat panel display
products is intensely competitive and is expected to remain intensely competitive. The market is currently dominated by products utilizing liquid crystal display ("LCD") technology. LCD technology has continued to improve, and there can be no assurance that advances in LCD technology will not overcome its current limitations. In addition, as some of the basic FED technology is in the public domain, the Company has a number of potential direct competitors developing FED displays. In the event that efforts by the Company's competitors result in the development of products that offer significant advantages over the Company's products, the Company could be materially adversely affected.

No Assurance of Market Acceptance.   The potential size and timing of market
opportunities targeted by PixTech and the members of the FED Alliance are uncertain. The Company anticipates marketing its displays to original equipment manufacturers (''OEMs''), and its success will depend on whether OEMs select the Company's products for incorporation into their products and upon their successful introduction of such products, as well as the successful commercialization of products developed by members of the FED Alliance.

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

Foreign exchange. A large percentage of the Company's net assets and of the Company's costs is expressed in French Francs. Fluctuations of the parity of the U.S. dollar versus the French Franc may cause significant foreign exchange gains or losses.


FINANCIAL CONDITION

Cash used in operations was $1.0 million for the three-month period ended March 31, 1997, as compared to cash generated by operations of $380,000 for the three-month period ended March 31, 1996, mainly resulting from significant collections of 1995 receivables from FED Alliance members.

The Company has used $14.3 million in cash to fund its operations from inception through March 31, 1997 and has incurred $16.5 million in capital expenditures.

Cash flows generated from financing activities were $20.9 million in the three-month period ended March 31, 1997, as compared to $249,000 used in financing activities in the three-month period ended March 31, 1996. These financings consisted primarily of sales of shares of Common Stock in a public offering in Europe and in private placements, resulting in net proceeds to the Company of $15.9 million (net of issuance costs) and $5.7 million, respectively, while long term liabilities decreased by $628,000. Cash flow generated from financing activities exclude non-cash transactions related to the sale of 463,708 shares of the Company's Common Stock to Motorola, Inc (See "Notes to Condensed Consolidated Financial Statements - Note D -- Private placements"). As consideration for this stock purchase, an amount of $686,000 has been received in cash and the remaining $1.4 million was in the form of forgiveness of $1.4 million of obligations from PixTech S.A. to Motorola.

Since its inception, the Company has funded its operations and capital expenditures primarily from the proceeds of equity financing aggregating $55.5 million and from proceeds aggregating $9.0 million from borrowings and sale-leaseback transactions.

Capital expenditures were $113,000 during the three-month period ended March 31, 1997 as compared to $713,000 during the same period of 1996. In 1997, capital expenditures were mainly related to the purchase of miscellaneous tooling for the Company's pilot production line.

The three-month period ended March 31, 1997 generated positive cash flows of $19.7 million as compared to negative cash flows of $0.8 million for the three-month period ended March 31, 1996.

Cash available at the end of March 1997 amounted to $23.9 million as compared to $4.2 million at the end of December 1996. The Company expects that cash available at March 31, 1997 will be sufficient to meet its cash requirements for at least 12 months.

The Company's expectations regarding the sufficiency of its sources of cash over a future period is a forward-looking statement. The rate of expenditures by the Company will be affected by numerous factors including the rate of development of the Company's products and manufacturing capabilities, as well as market demand for such products. In the future, the Company will require substantial funds to conduct research, development and testing, to develop and expand commercial-scale manufacturing systems and to market any resulting products. Changes in technology or a growth of sales beyond currently anticipated levels will also require further investments. There can be no assurance that funds for these purposes, whether from equity or debt financing, or other sources, will be available when needed or on terms acceptable to the Company.

                                 PIXTECH, INC.

                                March 31, 1997




PART II  Other Information

         ITEM 1  Legal Proceedings:
                 Not applicable.

         ITEM 2  Changes in Securities:
                 (a) Not applicable

                 (b) Not applicable

                 (c) In February 1997, the Registrant sold 463,708 and 1,111,111 shares of its Common Stock to Motorola, Inc. ("Motorola") and United Microelectronics Corporation ("UMC"), respectively, in private placements exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The offering price was $4.50 per share, and these offerings resulted in net proceeds to the Registrant of $7,086,000. As consideration for the Common Stock, Motorola and UMC paid $686,000 and $5,000,000 in cash, respectively, and an additional $1,400,000 due from Motorola was paid by the forgiveness of obligations in such amount from PixTech, S.A. to Motorola. Motorola additionally received warrants to purchase 463,708 shares of the Registrant's Common Stock at a price of $5.50 per share, which warrants expire on December 31, 1998.

         ITEM 3  Defaults upon Senior Securities:
                 Not applicable.

         ITEM 4  Submission of matters to a vote of security holders:
                 None

         ITEM 5  Other Information:
                 None.

         ITEM 6 Exhibits and reports on Form 8-K: (a) Exhibits - None (b) Reports on Form 8-K : A report on Form 8-K has been filed during the first quarter of 1997, on February 7, 1997, reporting under Item 9 the completion of the Registrant's public offering in Europe for which the Registrant relied on the exemption provided by Regulation S under the Securities Act of 1933, as amended.

                                 PIXTECH, INC.

                                March 31, 1997


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PIXTECH, INC.

Date: May 7 , 1997               BY: /s/ Yves Morel
                                    ----------------------
                                 Yves Morel
                                 Chief Financial Officer