Form 10-K/A
period 1996-12-12
PIXTECH INC /DE/
filed 1997-07-03
CIK 946144

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A

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

  This Form 10-K/A is being filed for the sole purpose of adding Exhibit 27.1, Financial Data Schedule, to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, which was filed on March 31, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

     This Form 10-K/A is being filed for the sole purpose of adding Exhibit 27.1, Financial Data Schedule, to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, which was filed on March 31, 1997.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K


(C)  EXHIBITS

NUMBER  FOOTNOTE                         DESCRIPTION
------  --------                         -----------
  3.1      1        Restated Certificate of Incorporation of Registrant.
  3.3      2        Restated By-Laws of Registrant.
  4.1      3        Specimen certificate for shares of Common Stock of the
                    Registrant.
  4.2      3        Warrant to purchase 62,500 shares of Common Stock of the
                    Registrant issued to Comdisco, Inc.
  4.3      6        Warrant to purchase 150,000 shares of Common Stock of the
                    Registrant issued to PanoCorp Display Systems, Inc.
  4.4      8        Warrant to purchase 463,708 shares of Common Stock of the
                    Registrant issued to Motorola, Inc.
 10.1    3,4,5      License Agreement in the Field of Flat Microtip Screens dated as of September 17, 1992 between the Registrant and the
                    Commissariat a l'Energie Atomique (the "CEA"), as amended.
 10.2    3,4,5      Research and Development Agreement in the Field of Flat
                    Microtip Screens dated September 17, 1992 between the
                    Registrant and the CEA.
 10.3     3,5       Cooperation and License Agreement dated June 29, 1993 between the Registrant and Texas Instruments Incorporated.
 10.4     3,5       Cooperation and License Agreement dated November 27, 1993
                    between the Registrant and Futaba Corporation.
 10.5     3,5       License Agreement dated November 27, 1993 between the
                    Registrant and Futaba Corporation.
 10.6     3,5       Cooperation and License Agreement dated June 1, 1994 between the Registrant and Raytheon Company.
 10.7      3        ESPRIT Project: 8730 Active Interest for Multimedia with Field
                    Emission Display dated December 1, 1993 among the Registrant and other project participants.
 10.8      3        Master Lease Agreement dated December 12, 1994 between
                    COMDISCO France S.A. and PixTech France.
 10.9      3        Purchase Agreement dated December 23, 1994 between COMDISCO
                    France S.A. and PixTech France.
 10.10     3        Guarantee dated November 29, 1994 between the Registrant and
                    COMDISCO.
 10.11     3        Leaseback Agreement dated April 5, 1995 between COMDISCO
                    France S.A. and PixTech France.
 10.12    3,4       Contract between L'Agence Nationale de Valorisation de la
                    Recharche and PixTech France dated March 3, 1993.
 10.13    3,4       Loan agreement between the Banque Worms and PixTech France dated December 13, 1994, as amended.
 10.14     3        Amended and Restated 1993 Stock Option Plan.
 10.15     3        1995 Director Stock Option Plan.
 10.16     3        1995 Employee Stock Purchase Plan.
 10.17     3        Amended and Restated Investor Rights and Stockholder Voting
                    Registrant and certain of its stockholders.
 10.18    3,4       Real Estate Agreement between PixTech France and IBM France dated February 15, 1994 for space located in Montpellier,
                    France.
 10.19   3,4,5      Agreement of State Support of Technical Development and
                    Research dated December 30, 1994 between PixTech France and the Ministry of Industry, Postal Services and
                    Telecommunications and Foreign Trade.

NUMBER  FOOTNOTE                    DESCRIPTION
------  --------                    -----------
10.20       3       Form of Indemnification Agreement between the Registrant and each of its directors.
10.21      3,5      Cooperation and License Agreement dated as of June 12, 1995 between the Registrant and Motorola, Inc.
10.22       6       Lease dated as of July 31, 1995 between the Registrant, as
                    Lessee, and Pecton Court Associates as Lessor.
10.23       6       Lease dated as of March 1, 1996, between the Registrant, as
                    Lessee, and Frank Deverse as Lessor.
10.24       6       Registration Rights Agreement between the Registrant and
                    Panocorp Display Systems, Inc. dated February 20, 1996.
10.25      5,7      Termination Agreement dated July 15, 1996, between the
                    Registrant and Texas Instrument Incorporated.
10.26       5       Amendment No. 1, dated February 6, 1997, to the Cooperation and License Agreement between the Registrant and Motorola.
10.27       8       Stock Purchase Agreement dated February 14, 1997, between the
                    Registrant and United Microelectronics Corporation.
10.28       8       Stock and Warrant Purchase Agreement dated February 6, 1997 between the Registrant and Motorola, Inc.
11.1        3       Statement re: computation of per share earnings--Pro Forma.
12.1        3       Statement re: computation of ratios.
21.1        3       Subsidiaries of the Registrant.
23.1        8       Consent of Ernst & Young.
27.1                Financial Data Schedule.
99.1        8       Important Factors Regarding Forward-Looking Statements.

--------
(1) Filed as Exhibit 3.2. to the PixTech, Inc. Registration Statement on Form S-1 (Commission File No. 33-93024) and incorporated herein by reference.
(2) Filed as Exhibit 3.4 to the PixTech, Inc. Registration Statement on Form S-1 (Commission File No. 33-93024) and incorporated herein by reference.
(3) Filed as an exhibit with the same number to the PixTech, Inc. Registration Statement on Form S-1 (Commission File No. 33-93024) and incorporated herein by reference.
(4)  English translation filed.
(5) Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.
(6) Filed as an exhibit with the same number to the PixTech, Inc. Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
(7) Filed as Exhibit 10 to the PixTech, Inc. Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference.
(8) Filed as an exhibit with the same number to the PixTech, Inc. Annual Report on Form 10-K filed with the Commission on March 31, 1997 and incorporated herein by reference.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PixTech, Inc.


                                          /s/ Michael Lytton
                                          ------------------
Dated: July 3, 1997                           (Secretary)