Form 10-Q
period 1997-06-30
PIXTECH INC /DE/
filed 1997-08-13
CIK 946144

                                   FORM 10-Q
                                   ---------

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997
                                                -------------

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______ to ______

               Commission file number 0-26380
               ______________________________


                                 PIXTECH, INC.
             -----------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No [_]


The number of shares outstanding of each of the issuer's classes of common stock as of

              Class                          Outstanding at August 7, 1997
              -----                          ----------------------------
   Common Stock, $.01 par value                      13,763,654

                                 PIXTECH, INC.
                                 -------------

                               TABLE OF CONTENTS
                               -----------------

                                                                                             PAGE NO.
PART I   FINANCIAL INFORMATION

         ITEM 1  Financial Statements

                 Balance Sheets as of June 30, 1997
                 and December 31, 1996 ...................................................       3

                 Statements of Operations for the Three Months and Six Months
                 Ended June 30, 1997 and 1996, and the period from June 18,
                 1992 through June 30, 1997 ..............................................       4

                 Statements of Cash Flows for the Six Months ended June 30, 1997
                 and 1996, and the period from June 18, 1992 through June 30, 1997 .......       5

                 Statement of Stockholders' Equity .......................................     6 - 7

                 Notes to Financial Statements ...........................................       8

         ITEM 2  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations ...................................................    9 - 11

PART II  OTHER INFORMATION
         ITEM 1  Legal Proceedings .......................................................        12
         ITEM 2  Changes in Securities ...................................................        12
         ITEM 3  Default upon Senior Securities ..........................................        12
         ITEM 4  Submission of matters to a vote of security holders .....................        12
         ITEM 5  Other Information .......................................................        12
         ITEM 6  Exhibits and Reports on Form 8-K ........................................        12

Signature ................................................................................        13
Exhibit Index ............................................................................        14

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)



                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                             JUNE 30,    DECEMBER 31,
                                               1997          1996
                                          -------------  ------------
                                           (UNAUDITED)
ASSETS

Current assets:
 Cash and cash equivalents...............   $ 18,353       $  4,266
 Accounts receivable:
  Trade..................................      1,479          1,655
  Other..................................         12            198
 Inventory...............................        651            770
  Other..................................      1,649          2,975
                                          -------------  ------------
   Total current assets..................     22,144          9,864

Property, plant and equipment, net.......     10,422         13,409
Goodwill, net............................        272            298
Deferred tax assets......................      4,567          5,167
Other assets - long term.................        972            342
Deferred offering costs..................         --            485
                                          -------------  ------------
   Total assets                             $ 38,377       $ 29,565
                                          =============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long term debt.......   $    889       $    990
 Current portion of capital lease
  obligations............................        785            921
  Current portion of long term
   liabilities...........................         --          1,890
  Accounts payable.......................      2,963          5,132
  Accrued expenses.......................      1,165          1,773
  Other..................................        167             17
                                          -------------  ------------
   Total current liabilities.............      5,969         10,723

Deferred revenue.........................      2,594          3,226
Long term debt, less current portion.....      1,815          2,146
Capital lease obligation, less current
 portion.................................        428            833
Other long term liabilities, less
 current portion.........................        793            538
                                          -------------  ------------
   Total liabilities                          11,599         17,466
                                          =============  ============
STOCKHOLDERS' EQUITY
 Common stock............................        137             81
  Other stockholders' equity.............     55,442         33,647
  Deficit accumulated during
   development stage.....................    (28,801)       (21,629)
   Total stockholders' equity............     26,778         12,099
                                          -------------  ------------

   Total liabilities and stockholders'
    equity...............................   $ 38,377       $ 29,565


                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                       PERIOD FROM
                                                                                      JUNE 18, 1992
                                           THREE MONTHS ENDED     SIX MONTHS ENDED       (DATE OF
                                                JUNE 30,              JUNE 30,          INCEPTION)
                                                                                         THROUGH
                                           ------------------   ------------------       JUNE 30,

                                            1997       1996       1997       1996          1996
                                          ---------   ------    ------      ------    ------------

Revenues:
 Cooperation & license revenues........    $ 1,011    $ 2,636    $ 1,718    $ 4,526        $ 24,996
 Product sales.........................        255        178        428        361           2,064
 Other revenues........................         47         47        720        981           3,516
                                            ------    -------    -------     ------         -------
                                             1,313      2,861      2,866      5,868          30,576
                                            ------    -------    -------     ------         -------
Cost of revenues
 License fees and royalties...........          61         --         61         --           1,420
                                            ------    -------    -------     ------         -------
Gross margin..........................       1,252      2,861      2,805      5,868          29,156
                                            ------    -------    -------     ------         -------

Operating expenses:
  Research and development:
  Acquisition of intellectual property
   rights.............................          --         --         --         --           4,765
  Other...............................       3,904      3,721      8,078      7,222          45,820
                                            ------    -------    -------     ------         -------
                                             3,904      3,721      8,078      7,222          50,585
  Sales and marketing.................         402        214        782        446           4,460
  General and administrative..........         682        787      1,288      1,475           9,170
                                            ------    -------    -------     ------         -------
     Total operating expenses.........       4,988      4,722     10,148      9,143          64,215
                                            ------    -------    -------     ------         -------
Loss from operations..................      (3,736)    (1,861)    (7,343)    (3,275)        (35,059)

Other income / (expense)
 Interest income / (expense)..........         211         (9)       342         88             681
 Foreign exchange gains / (losses)....          67        316       (171)       342             429
                                            ------    -------    -------     ------         -------
                                               278        307        171        430           1,110

Loss before income tax benefit........      (3,458)    (1,554)    (7,172)    (2,845)        (33,949)

Income tax benefit....................          --         --         --         --           5,148
                                            ------    -------    -------     ------         -------

Net loss..............................     $(3,458)   $(1,554)   $(7,172)   $(2,845)        (28,801)
                                           =======    =======    =======    =======         =======
Net loss per share:                          $(.25)     $(.19)     $(.57)     $(.35)
                                           =======    =======    =======    =======

Shares used in computing net loss per
 share................................      13,750      8,139     12,468      8,131
                                           =======    =======    =======    =======



                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                                                 PERIOD FROM
                                                                JUNE 18, 1992
                                                                   (DATE OF
                                                                  INCEPTION)
                                            SIX MONTHS ENDED       THROUGH
                                                JUNE 30,           JUNE 30,
                                          --------------------  -------------

                                            1997       1996          1997
                                          ---------   -------    ------------
Net loss................................   $(7,172)   $(2,845)       $(28,801)

Total adjustments to net loss...........     1,686        259          10,024
                                           -------     ------         -------
Net cash used in operating activities...    (5,486)    (2,586)        (18,777)
                                           -------     ------         -------
INVESTING ACTIVITIES
Additions to property plant and
 equipment..............................      (257)    (2,196)        (16,552)
Additions to intangible assets..........        --       (130)           (130)
                                           -------     ------         -------

Net cash used in investing activities...      (257)    (2,326)        (16,682)

FINANCING ACTIVITIES
Stock issued............................    21,635          4          55,558
Proceeds from long-term borrowings......        --         --           6,287
Proceeds from sale leaseback
 transactions...........................        --         --           2,731
Payments for equipment purchases
 financed by accounts payable...........        --         --          (3,706)

Repayment of long term borrowing and
 capital lease obligations..............      (718)      (535)         (4,738)
                                           -------     ------         -------
Net cash (used in) / provided by
 financing activities...................    20,917       (531)         56,132
                                           -------     ------         -------
Effect of exchange rates on cash........    (1,087)      (416)         (2,320)
                                           -------     ------         -------

Net (decrease) / increase in cash and
 cash equivalents.......................    14,087     (5,859)         18,353
Cash and cash equivalents beginning of
 period.................................     4,266     17,563              --
                                           -------     ------         -------

Cash and cash equivalents end of period.   $18,353    $11,704        $ 18,353
                                           =======    =======        ========


                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                       CONVERTIBLE PREFERRED STOCK
                                          --------------------------------------------------------------------------------------
                                           SERIES A              SERIES B            SERIES C               SERIES D
                                           --------              --------            --------               ---------
                                            SHARES                SHARES               SHARES                SHARES
                                          -----------            ---------           -----------            ---------
                                            ISSUED      AMOUNT    ISSUED    AMOUNT     ISSUED      AMOUNT    ISSUED     AMOUNT
                                          -----------  --------  ---------  -------  -----------  --------  ---------  ---------
BALANCE AT JUNE 18, 1992
Issuance of convertible preferred            534,587   $   706    123,005    $ 159
 stock, net of issuance costs...........
Issuance of Common stock in June........
Translation adjustment..................
Net loss from June 18, 1992 (date of
 inception) through
 December 31, 1992......................
                                          ----------   -------   --------   ------   ----------   -------   --------   --------
BALANCE AT DECEMBER 31, 1992                 534,587       706    123,005      159
Issuance of convertible preferred
 stock, net of issuance costs...........   1,022,416     1,662    240,442      430    1,999,011   $ 5,686    430,208    $ 1,224
Issuance of Common stock in January.....
Translation adjustment..................
Net loss--Year ended December 31, 1993..
                                           ----------   -------   --------   ------   ----------   -------   --------   --------
BALANCE AT DECEMBER 31, 1993               1,557,003     2,368    363,447      589    1,999,011     5,686    430,208      1,224
Issuance of Common stock under stock
 option plan in April...................
Purchase of 28,761 shares of Common
 stock--Treasury     stock in April.....
Issuance of convertible preferred
 stock, net of issuance costs...........                                              1,045,835     2,929
Translation adjustment..................
Net loss--Year ended December 31, 1994..
                                          ----------   -------   --------   ------   ----------   -------   --------   --------
BALANCE AT DECEMBER 31, 1994............   1,557,003     2,368    363,447      589    3,044,846     8,615    430,208      1,224
Reissuance of 28,761 shares of Common
 stock held in treasury in January......
Issuance of Common stock under stock
 option plan............................
Common stock issued in initial public
 offering, net of     issuance costs --
 $ 1,080................................
Conversion of preferred stock...........  (1,557,003)   (2,368)  (363,447)    (589)  (3,044,846)   (8,615)  (430,208)    (1,224)
Translation adjustment..................
Net loss--Year ended December 31, 1995..
                                          ----------   -------   --------   ------   ----------   -------   --------   --------
BALANCE AT DECEMBER 31, 1995
Issuance of Common stock under stock
 option plan............................
Issuance of warrants in connection with
 acquisition of the assets of Panocorp..
Translation adjustment..................
Net loss--Year ended
 December 31, 1996......................
                                          ----------   -------   --------   ------   ----------   -------   --------   --------
BALANCE AT DECEMBER 31, 1996
Common stock issued in public offering
 and private placements, net of
 issuance costs -- $ 796 (unaudited)....
Issuance of Common stock under stock
 option plan (unaudited)................
Translation adjustment (unaudited)......
Net loss--Six months ended  June 30,
 1997 (unaudited)........................
                                          ----------   -------   --------   ------   ----------   -------   --------   --------
BALANCE AT JUNE 30, 1997                          --        --         --       --           --        --         --         --
                                          ==========   =======   ========   ======   ==========   =======   ========   ========

                             See accompanying notes

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)


           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                             COMMON STOCK                                 DEFICIT
                                          ------------------                            ------------
                                                                                        ACCUMULATED
                                                                                        ------------
                                                              ADDITIONAL   CUMULATIVE      DURING
                                                              ----------  ------------  ------------
                                            SHARES             PAID-IN    TRANSLATION   DEVELOPMENT   TREASURY
                                          ----------          ----------  ------------  ------------  ---------
                                            ISSUED    AMOUNT   CAPITAL     ADJUSTMENT      STAGE        STOCK      TOTAL
                                          ----------  ------  ----------  ------------  ------------  ---------  ---------
BALANCE AT JUNE 18, 1992
Issuance of convertible preferred
 stock, net of issuance costs..........                                                                          $    865
Issuance of Common stock in June.......      115,045    $  1     $    75                                               76
Translation adjustment.................                                       $     1                                   1
Net loss from June 18, 1992 (date of
 inception) through December 31,
 1992..................................                                                    $   (506)                 (506)
                                          ----------    ----     -------      -------      --------   --------   --------
BALANCE AT DECEMBER 31, 1992                 115,045       1          75            1          (506)                  436
Issuance of convertible preferred                                                                                   9,002
 stock, net of issuance costs..........
Issuance of Common stock in January....       17,256                  21                                               21
Translation adjustment.................                                           (50)                                (50)
Net loss--Year ended December 31, 1993.                                                        (120)                 (120)
                                          ----------    ----     -------      -------      --------   --------   --------
BALANCE AT DECEMBER 31, 1993                 132,301       1          96          (49)         (626)                9,289
Issuance of Common stock under stock
 option plan in April..................       77,356       1          28                                               29
Purchase of 28,761 shares of Common                                                                       $(11)       (11)
 stock--Treasury     stock in April....
Issuance of convertible preferred                                                                                   2,929
 stock, net of issuance costs..........
Translation adjustment                                                            230                                 230
Net loss--Year ended December 31, 1994.                                                      (2,979)               (2,979)
                                          ----------    ----     -------      -------      --------   --------   --------
BALANCE AT DECEMBER 31, 1994                 209,657       2         123          181        (3,605)       (11)     9,487
Reissuance of 28,761 shares of Common
 stock held in treasury in January.....                                3                                    11         14

Issuance of Common stock under stock
 option plan...........................        6,902       0           3                                                3
Common stock issued in initial public
 offering, net of     issuance costs --
 $ 1,080...............................    2,500,000      25      20,973                                           20,998

Conversion of preferred stock..........    5,395,504      54      12,742
Translation adjustment.................                                           334                                 334
Net loss--Year ended December 31, 1995.                                                      (6,305)               (6,305)

                                          ----------    ----     -------      -------      --------   --------   --------
BALANCE AT DECEMBER 31, 1995               8,112,063      81      33,844          515        (9,910)               24,530
Issuance of Common stock under stock
 option plan...........................        29,083       0         11                                               11
Issuance of warrants in connection with
 acquisition of the     assets of
 Panocorp..............................                              230                                              230

Translation adjustment                                                           (953)                               (953)
Net loss--Year ended  December 31, 1996                                                     (11,719)              (11,719)

                                          ----------    ----     -------      -------      --------   --------   --------
BALANCE AT DECEMBER 31, 1996               8,141,146      81      34,085         (438)      (21,629)               12,099
Common stock issued in public offering
 and private     placements, net of        5,570,819      56      22,958                                           23,014
 issuance costs -- $ 796 (unaudited)
Issuance of Common stock under stock
 option plan     (unaudited)                  46,055       0          22                                               22
Translation adjustment (unaudited)                                             (1,185)                             (1,185)
Net loss--Six months ended  June 30,                                                         (7,172)               (7,172)
 1997 (unaudited)......................
                                          ----------    ----     -------      -------      --------   --------   --------
BALANCE AT JUNE 30, 1997                  13,758,020    $137     $57.065      $(1,623)     $(28,801)             $ 26,778
                                          ==========    ====     =======      =======      ========   ========   ========


                             See accompanying notes

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (ALL AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the three-month or six-month periods ending June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1996 (the "1996 Financial Statements"), included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE B -- INVENTORIES

Inventory consists of raw material and spare parts.


NOTE C -- PUBLIC OFFERING

  On February 7, 1997, the Company sold 3,333,000 shares of Common Stock in a public offering in Europe at a price of $4.50 per share, resulting in net proceeds of $13,949 before expenses payable by the Company, which are estimated at $806. The Company granted the Underwriters a 30-day option to purchase up to 663,000 shares, and the Underwriters exercised such option and purchased such shares on February 12, 1997. Including the sale of such shares, the total price to the public, underwriting discount, and proceeds to the Company before expenses were $17,982, $1,259, and $16,723, respectively.


NOTE D -- PRIVATE PLACEMENTS

  In February 1997, the Company sold 463,708 shares of the Company's Common Stock to Motorola, Inc., in a private placement at a price of $4.50 per share, resulting in net proceeds of $2,086. As consideration for this stock purchase, an amount of $686 was received in cash and the remaining $1,400 was in the form of forgiveness of $1,400 of obligations from PixTech S.A. to Motorola. In connection with such private placement, Motorola received warrants to purchase an additional 463,708 shares of the Common Stock of the Company at a price of $5.50 per share, which warrants expire on December 31, 1998. As of June 30, 1997, these warrants have not been exercised.

  In February 1997, the Company sold 1,111,111 shares of the Company's Common Stock to United Microelectronics Corporation, the parent company of Unipac Optoelectronics Corporation, in a private placement at a price of $4.50 per share resulting in net cash proceeds of $5,000.


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

  There is no impact of Statement 128 on the calculation of earnings per share for the three-month periods ended June 30, 1996 and 1997. As net losses have been reported in these quarters, the dilutive effects of stock options and warrants have been excluded from the calculation of net loss per share under the current method of calculating net loss per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Cooperation and License Revenues. The Company recognized cooperation and license revenues under the Field Emission Display ("FED") Alliance agreements of $1.0 million in the three-month period ended June 30, 1997, as compared to $2.6 million in the three-month period ended June 30, 1996. These revenues represent the achievement by the Company of contractual milestones with FED Alliance members.

The Company recognized cooperation and license revenues under the FED Alliance agreements of $1.7 million in the six-month period ended June 30, 1997, as compared to $4.5 million in the six-month period ended June 30, 1996. The Company has now recorded most of the expected revenues associated with the achievement of contractual milestones with existing FED Alliance members and future FED Alliance milestone revenues are mostly subject to expansion of the FED Alliance.

Product sales. The Company recognized product sales of $428,000 in the six-month period ended June 30, 1997, as compared to $361,000 in the six-month period ended June 30, 1996. These product sales represented the shipment of FED displays and FED cathodes in limited quantities to members of the FED Alliance and the shipment of FED displays for evaluation by original equipment manufacturer ("OEM") customers.

Other revenues. The Company recognized other revenues of $47,000 in each of the three-month periods ended June 30, 1997 and 1996. Other revenues amounted to $720,000 in the six-month period ended June 30, 1997, as compared to $981,000 during the same period in 1996. Other revenues are derived principally from government funded development contracts. Of these revenues $663,000 and $800,000 are related to a development contract from the French Ministry of Industry to support manufacturing of FEDs, in the six -month periods ended June 30, 1997 and 1996, respectively.

Research and Development Expenses. The Company expensed $3.9 million for research and development costs during the three-month period ended June 30, 1997, an increase of 5% over the $3.7 million of research and development expenses incurred in the three-month period ended June 30, 1996. These expenses included obligations to the French atomic energy agency ("CEA") under the "LETI" Research Agreement (Laboratoire d'Electronique, de Technologie et d'Instrumentation), contract consulting fees, salaries and associated operating expenses for in-house research and development activities and the cost of staffing and operating the Company's pilot manufacturing facility. The increase reflects the continued development of the Company's FED technology and manufacturing processes. Research and development expenses amounted to $8.1 million for the six-month period ended June 30, 1997 as compared to $7.2 million during the six-month period ended June 30, 1996.

Sales and Marketing Expenses. The Company expensed $402,000 for sales and marketing during the three-month period ended June 30, 1997, compared to $214,000 during the three-month period ended June 30, 1996. This increase reflected the expansion of the Company's sales and marketing organization both in the United States and in Europe, and the increasing support of marketing efforts through trade show attendance and advertising. The Company believes sales and marketing expenses may increase in the future, as potential customers and anticipated shipments of FED displays develop. Sales and marketing expenses amounted to $782,000 for the six-month period ended June 30, 1997 as compared to $446,000 during the six-month period ended June 30, 1996.

General and Administrative Expenses. General and administrative expenses amounted to $682,000 in the three-month period ended June 30, 1997, a decrease of 13% over general and administrative expenses incurred in the three-month period ended June 30, 1996, which amounted to $787,000, reflecting a decrease in staff expenses. General and administrative expenses amounted to $1.3 million for the six-month period ended June 30, 1997 as compared to $1.5 million during the six-month period ended June 30, 1996.

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

Products and Manufacturing Processes under Development, Need to increase Yields, Costs of Products. The Company's products and its manufacturing processes are in the development stage. The Company has to date encountered a number of delays in the development of its products and manufacturing processes. No assurance can be given that further delays will not occur. The Company does not plan to increase production from its pilot facility beyond low volume levels. The Company believes that contract manufacturing with its Asian partner (see "Risks Associated with Contract Manufacturing of FEDs") will make it possible to manufacture volume quantities of FEDs at commercially acceptable costs. However, moving from pilot production to volume production involves a number of steps and challenges. In particular, in order to demonstrate the low cost potential of its FED technology, the Company will need to improve its manufacturing yields. There can be no assurance that the Company will be able to implement processes for the manufacture of volume quantities of FED products at commercially viable cost levels or on a timely basis. If such processes are not successfully implemented, the Company would be adversely affected.

Risks Associated with Contract Manufacturing of FEDs. The Company believes that its ability to commercialize medium to large volumes of FEDs is highly dependent on its ability to have FEDs manufactured by a major manufacturer in the AMLCD industry. On May 22, 1997, the Company signed a display foundry agreement (the"Foundry Agreement") with Unipac Optoelectronics Corp., an AMLCD manufacturer based in Taiwan. Under the agreement, Unipac will install volume production equipment to produce FEDs at its manufacturing line, and will begin production for exclusive delivery of FED displays to PixTech. Expectations about the timing of this manufacturing plan with Unipac are forward-looking statements that involve risks and uncertainties, including the ease or difficulty of the transfer of the FED technology to Unipac. If such contract manufacturing agreement is not implemented on a timely basis, the Company will not be able to ship medium to large volumes of FED products, or to obtain a commercially acceptable cost for its FED displays. Significant capital expenditure will be required in order to install, at the contract manufacturers' facility, equipment that is not common to the AMLCD manufacturing process. A minimum of $15 million of capital expenditures will be required. Pursuant to the Foundry Agreement, Unipac will purchase and fund equipment within a $15 million limit, with PixTech providing a bank guaranty in favor of Unipac on the value of a majority of the required equipment. The equipment value covered by such bank guaranty will decrease over time. To date, there can be no assurance that the Company will be able to provide such a guaranty. Should the Company fail in obtaining this bank guaranty, the entire implementation of the contract manufacturing could be threatened, unless the Company is successful in providing alternative financings to fund the capital expenditures required. In addition, the amount actually expended on capital expenditures could vary significantly depending upon numerous factors, including the inherent unpredictability of the total amount of a large scale capital expenditure program. Should the Company be successful in implementing this contract manufacturing relationship, the Company's reliance on a single contract manufacturer will involve several risks, including a potential inability to obtain an adequate supply of required products, and reduced control over the price, timeliness of delivery, reliability and quality of finished products. Any inability to manage this contract manufacturing relationship or any circumstance that would cause the Company to delay the shipment of its products would have an adverse effect on the Company.

Display Performance Enhancement.   Key elements of display performance are
brightness, and the display's stability over time (display reliability), as well as power efficiency. PixTech is seeking to balance luminous efficiency with power efficiency to produce bright and low power-consumption displays. Display reliability is heavily dependent upon the manufacturing process used in assembling the displays as well as upon the characteristics of the phosphors used on the anode. In order to produce color displays that will provide the product life necessary for most applications, the Company believes it will need to make further advances in phosphors and related manufacturing technologies.

Competition and Competing Technologies.   The market for flat panel display
products is intensely competitive and is expected to remain so. The market is currently dominated by products utilizing liquid crystal display ("LCD") technology. LCD technology has continued to improve, and there can be no assurance that advances in LCD technology will not overcome its current limitations. In addition, as some of the basic FED technology is in the public domain, the Company has a number of potential direct competitors developing FED displays. In the event that efforts by the Company's competitors result in the development of products that offer significant advantages over the Company's products, the Company could be adversely affected.

No Assurance of Market Acceptance.   The potential size and timing of market
opportunities targeted by the Company and the members of the FED Alliance are uncertain. The Company anticipates marketing its displays to OEMs, and its success will depend on whether OEMs select the Company's products for incorporation into their products and upon their successful introduction of such products, as well as the successful commercialization of products developed by members of the FED Alliance.

Patents and Protection of Proprietary Technology.   The Company's ability to
compete effectively with other companies will depend, in part, on the ability of the Company to maintain the proprietary nature of its technology. Although the Company has been granted, has filed applications for and has been licensed under a number of patents in the United States and other countries, there can be no assurance as to the degree of protection offered by these patents, as to the likelihood that pending patents will be issued or as to the validity or enforceability of any issued patents.

Foreign exchange. A large percentage of the Company's net assets and of the Company's costs is expressed in French Francs. Fluctuations of the parity of the U.S. dollar versus the French Franc may cause significant foreign exchange gains or losses.

FINANCIAL CONDITION

Cash used in operations was $5.5 million for the six-month period ended June 30, 1997, as compared to cash used in operations of $2.6 million for the six-month period ended June 30, 1996.

The Company has used $18.8 million in cash to fund its operating activities from inception through June 30, 1997 and has incurred $16.7 million in capital expenditures.

Cash flows generated from financing activities were $20.9 million in the six-month period ended June 30, 1997, as compared to $531,000 used in financing activities in the six-month period ended June 30, 1996. These financings consisted primarily of sales of shares of Common Stock in a public offering in Europe and in private placements, resulting in net proceeds to the Company of $15.9 million (net of issuance costs) and $5.7 million, respectively, while long term liabilities decreased by $718,000. Cash flow generated from financing activities exclude non-cash transactions related to the sale of 463,708 shares of the Company's Common Stock to Motorola, Inc (See "Notes to Condensed Consolidated Financial Statements - Note D -- Private placements"). As consideration for this stock purchase, an amount of $686,000 has been received in cash and the remaining $1.4 million was in the form of forgiveness of $1.4 million of obligations due from PixTech S.A. to Motorola.

Since its inception, the Company has funded its operations and capital expenditures primarily from the proceeds of equity financing aggregating $55.5 million and from proceeds aggregating $9.0 million from borrowings and sale-leaseback transactions.

Capital expenditures were $257,000 during the six-month period ended June 30, 1997 as compared to $2,326,000 during the same period of 1996. In 1997, capital expenditures were mainly related to the purchase of miscellaneous tooling for the Company's pilot production line.

The six-month period ended June 30, 1997 generated positive cash flows of $14.1 million as compared to negative cash flows of $5.9 million for the six-month period ended June 30, 1996.

Cash available at June 30, 1997 amounted to $18.4 million as compared to $4.2 million at December 31, 1996. The Company expects that cash available at June 30, 1997 will be sufficient to meet its cash requirements for at least 12 months.

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

                                 June 30, 1997


PART II  Other Information

         ITEM 1  Legal Proceedings:
                 Not applicable.

         ITEM 2  Changes in Securities:
                 (a) Not applicable

                 (b) Not applicable

                 (c) Not applicable

         ITEM 3  Defaults upon Senior Securities:
                 Not applicable.

         ITEM 4  Submission of matters to a vote of
                 security holders:
                 At the Annual Meeting of Stockholders held on April 18, 1997, the Company's Stockholders voted as follows:
                 (a) To reelect Messrs. Pierre-Michel Piccino and John A.
                     Hawkins to the Board of Directors each for a three-year term.

                 NOMINEES                      TOTAL VOTE "FOR"       TOTAL VOTE "AGAINST"
                 --------                      ----------------       -------------------
                 Pierre-Michel Piccino           9,276,774                 27,920
                 John A. Hawkins                 9,276,774                 27,920

                 The terms in office of Jean-Luc Grand-Clement, Jean-Pierre Noblanc and William C. Schmidt continued after the meeting.
                 (b) To amend the Company's 1993 Stock Option Plan to increase the number of shares available under such Plan from 1,856,372 shares to 2,656,372 shares.

                     Total Vote for the Proposal: 7,964,852
                     Total Vote Against the Proposal: 118,088
                     Abstentions: 4,812



         ITEM 5  Other Information:
                 None.

         ITEM 6  Exhibits and reports on Form 8-K:
                 (a)  Exhibits :
                 10. Foundry Agreement between PixTech S.A.
                 and Unipac Optoelectronics Corporation
                 dated May 22, 1997.
                 27. Financial Data Schedule
                 (b)  Reports on Form 8-K : None

                                 PIXTECH, INC.

                                 June 30, 1997


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PIXTECH, INC.

Date: August 12, 1997                      BY: /s/ Yves Morel
                                              --------------
                                              Yves Morel
                                              Chief Financial Officer

                                 PIXTECH, INC.

                                 June 30, 1997


                                 EXHIBIT INDEX


Exhibit No.
-----------
10/++/                       Foundry Agreement between PixTech, S.A. and Unipac
                             Optoelectronics Corporation dated May 22, 1997.

27                           Financial Data Schedule

/++/ Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule
                             24b-2 of the Securities Exchange Act of 1934, as amended.
