Form 10-Q
period 1997-09-30
PIXTECH INC /DE/
filed 1997-11-14
CIK 946144

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
               For the quarterly period ended September 30, 1997

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the transition period from ______ to ______
               Commission file number 0-26380

                      ----------------------------------

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
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No
                                         -----     -----

The number of shares outstanding of each of the issuer's classes of common stock as of

          Class                               Outstanding at September 30, 1997
Common Stock, $.01 par value                            13,763,654

                                 PIXTECH, INC.

                               TABLE OF CONTENTS


                                                                                    PAGE NO.
PART I   FINANCIAL INFORMATION
         ITEM 1  Financial Statements

                 Balance Sheets as of September 30, 1997
                 and December 31, 1996........................................         3

                 Statements of Operations for the Three Months and Nine Months
                 Ended September 30, 1997 and 1996, and the period from
                 June 18, 1992 through September 30, 1997.....................         4

                 Statements of Cash Flows for the Nine Months ended September
                 30, 1997 and 1996, and the period from June 18, 1992 through
                 September 30, 1997...........................................         5

                 Statement of Stockholders' Equity............................       6 - 7

                 Notes to Financial Statements................................       8 - 9

         ITEM 2  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................      10 - 13

PART II  OTHER INFORMATION
         ITEM 1  Legal Proceedings............................................        14
         ITEM 2  Changes in Securities........................................        14
         ITEM 3  Default upon Senior Securities...............................        14
         ITEM 4  Submission of Matters to a Vote of Security Holders..........        14
         ITEM 5  Other Information............................................        14
         ITEM 6  Exhibits and Reports on Form 8-K.............................        14

Signature.....................................................................        15
Exhibit Index.................................................................        16


                                 PixTech, Inc.
                         (a development stage company)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                       September 30,   December 31,
                                                                            1997           1996
                                                                       --------------  ------------
ASSETS                                                                  (unaudited)

Current assets:
  Cash and cash equivalents..........................................       $  6,089       $  4,266
  Short term investments                                                         840             --
  Accounts receivable:
    Trade............................................................            634          1,655
    Other............................................................             20            198
  Inventory..........................................................            612            770
  Other..............................................................          2,236          2,975
                                                                            ----------     ----------

     Total current assets                                                     10,431          9,864

Investments - long term..............................................          9,240             --
Property, plant and equipment, net...................................          9,650         13,409
Goodwill, net........................................................            254            298
Deferred tax assets..................................................          4,524          5,167
Other assets - long term.............................................            244            342
Deferred offering costs..............................................             --            485
                                                                            ----------     ----------

     Total assets....................................................       $ 34,343       $ 29,565
                                                                            ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long term debt..................................       $    883       $    990
  Current portion of capital lease obligations.......................            609            921
  Current portion of long term liabilities...........................             --          1,890
  Accounts payable...................................................          3,362          5,132
  Accrued expenses...................................................          1,096          1,773
  Other..............................................................            136             17
                                                                            ----------     ----------

     Total current liabilities.......................................          6,086         10,723

Deferred revenue.....................................................          2,570          3,226
Long term debt, less current portion.................................          1,766          2,146
Capital lease obligation, less current portion.......................            581            833
Other long term liabilities, less current portion....................            493            538
                                                                            ----------     ----------

     Total liabilities...............................................         11,496         17,466
                                                                            ==========     ==========

Stockholders' equity
   Common stock......................................................            137             81
   Other stockholders' equity........................................         55,168         33,647
   Deficit accumulated during development stage......................        (32,458)       (21,629)

     Total stockholders' equity......................................         22,847         12,099
                                                                            ----------     ----------

     Total liabilities and stockholders' equity......................       $ 34,343       $ 29,565
                                                                            ==========     ==========

                                 PixTech, Inc.
                         (a development stage company)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                                                           Period from
                                                                                          June 18, 1992
                                                                                            (date of
                                              Three Months Ended     Nine Months Ended     inception)
                                                September 30,          September 30,        through
                                          ---------------------------------------------   September 30,

                                              1997          1996          1997          1996          1997
                                          ------------  ------------  ------------  ------------  ------------
Revenues:
 Cooperation & license revenues.......   $       --     $    707      $   1,718     $   5,233     $  24,996
 Product sales........................          152           67            580           428         2,216
 Other revenues.......................          284           11          1,004           992         3,800
                                          ------------  ------------  ------------  ------------  ------------
                                                436          785          3,302         6,653        31,012
                                          ------------  ------------  ------------  ------------  ------------

Cost of revenues
  License fees and royalties..........           --           --            (61)           --        (1,420)
                                          ------------  ------------  ------------  ------------  ------------
Gross margin..........................          436          785          3,241         6,653        29,592
                                          ------------  ------------  ------------  ------------  ------------

Operating expenses:
  Research and development:
    Acquisition of intellectual
      property rights.................           --           --             --            --        (4,765)
    Other.............................       (3,227)      (4,269)       (11,305)      (11,491)      (49,047)
                                          ------------  ------------  ------------  ------------  ------------
                                             (3,227)      (4,269)       (11,305)      (11,491)      (53,812)
  Sales and marketing.................         (369)        (309)        (1,151)         (755)       (4,829)
  General and administrative..........         (611)        (630)        (1,899)       (2,105)       (9,781)
                                          ------------  ------------  ------------  ------------  ------------
     Total operating expenses.........       (4,207)      (5,208)       (14,355)      (14,351)      (68,422)
                                          ------------  ------------  ------------  ------------  ------------

Loss from operations..................       (3,771)      (4,423)       (11,114)       (7,698)      (38,830)

Other income/(expense)
  Interest income/(expense)...........           82            3            424            91           763
  Foreign exchange gains/(losses).....           32         (137)          (149)          205           461
                                          ------------  ------------  ------------  ------------  ------------
                                                114         (134)           285           296         1,224

Loss before income tax benefit........       (3,657)      (4,557)       (10,829)       (7,402)      (37,606)

Income tax benefit....................           --           --             --            --         5,148
                                          ------------  ------------  ------------  ------------  ------------

Net loss..............................   $   (3,657)   $  (4,557)    $  (10,829)    $  (7,402)      (32,458)
                                          ============  ============  ============  ============  ============

Net loss per share:                           $(.27)       $(.56)         $(.84)        $(.91)
                                          ============  ============  ============  ============

Shares used in computing net loss per
  share...............................       13,763        8,141         12,924         8,133
                                          ============  ============  ============  ============

                                 PixTech, Inc.
                         (a development stage company)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                                                                            Period from
                                                                                                           June 18, 1992
                                                                                                             (date of
                                                                                                             inception)
                                                                     Nine Months Ended                        through
                                                                       September 30,                          September 30,
                                                           -------------------------------------------    -------------------

                                                                  1997                     1996                    1997
                                                           --------------------     ------------------     ------------------
Net loss...................................................   $   (10,829)             $    (7,402)           $   (32,458)

Total adjustments to net loss..............................         4,009                    5,037                 12,347
                                                              -----------------        ---------------        ---------------

Net cash used in operating activities......................        (6,820)                  (2,365)               (20,111)
                                                              -----------------        ---------------        ---------------

Investing activities
Additions to property plant and equipment..................          (511)                  (4,560)               (16,806)
Additions to intangible assets.............................            --                     (130)                  (130)
Reclassification of cash equivalents as investments........       (10,080)                      --                (10,080)
                                                              -----------------        ---------------        ---------------

Net cash used in investing activities......................       (10,591)                  (4,690)               (27,016)

Financing activities
Stock issued...............................................        21,641                        5                 55,564
Proceeds from long-term borrowings.........................            --                       --                  6,287
Proceeds from sale leaseback transactions..................            --                       --                  2,731
Payments for equipment purchases financed by accounts
 payable...................................................            --                       --                 (3,706)
Repayment of long term borrowing and capital lease
 obligations...............................................        (1,049)                  (1,773)                (5,069)
                                                              -----------------        ---------------        ---------------

Net cash (used in) / provided by financing activities......        20,592                   (1,768)                55,807
                                                              -----------------        ---------------        ---------------
Effect of exchange rates on cash...........................        (1,358)                    (349)                (2,591)
                                                              -----------------        ---------------        ---------------

Net (decrease) / increase in cash and cash equivalents.....         1,823                   (9,172)                 6,089
Cash and cash equivalents beginning of period..............         4,266                   17,563                     --
                                                              -----------------        ---------------        ---------------

Cash and cash equivalents end of period....................   $     6,089              $     8,391            $     6,089
                                                              =================        ===============        ===============

                                 PixTech, Inc.
                         (a development stage company)


            Condensed Consolidated Statements of Stockholders' Equity
                      (in thousands, except share amounts)

                                                                                   Convertible Preferred Stock
                                                                             Series A                       Series B

                                                                       Shares                        Shares
                                                                       issued           Amount       issued         Amount
Balance at June 18, 1992
 Issuance of convertible preferred stock, net of issuance costs .....    534,587    $      706       123,005    $      159
 Issuance of Common stock in June ...................................
 Translation adjustment .............................................
 Net loss from June 18, 1992 (date of inception) through
 December 31, 1992 ..................................................


Balance at December 31, 1992                                             534,587           706       123,005           159
 Issuance of convertible preferred stock, net of issuance costs .....  1,022,416         1,662       240,442           430
 Issuance of Common stock in January ................................
 Translation adjustment .............................................
 Net loss--Year ended December 31, 1993 .............................


Balance at December 31, 1993                                           1,557,003         2,368       363,447           589
 Issuance of Common stock under stock option plan in April ..........
 Purchase of 28,761 shares of Common stock--Treasury
  stock in April ....................................................
 Issuance of convertible preferred stock, net of issuance costs......
 Translation adjustment .............................................
 Net loss--Year ended December 31, 1994 .............................


Balance at December 31, 1994                                           1,557,003         2,368       363,447           589
 Reissuance of 28,761 shares of Common stock held in
  treasury in January ...............................................
 Issuance of Common stock under stock option plan ...................
 Common stock issued in initial public offering, net of
  issuance costs -- $1,080 ..........................................
 Conversion of preferred stock ...................................... (1,557,003)       (2,368)     (363,447)         (589)
 Translation adjustment .............................................
 Net loss--Year ended December 31, 1995 .............................


Balance at December 31, 1995
 Issuance of Common stock under stock option plan ...................
 Issuance of warrants in connection with acquisition of the
  assets of Panocorp ................................................
 Translation adjustment .............................................
 Net loss--Year ended  December 31, 1996 ............................


Balance at December 31, 1996
 Common stock issued in public offering and private
  placements, net of issuance costs -- $ 796 (unaudited) ............
 Issuance of Common stock under stock option plan
  (unaudited) .......................................................
 Translation adjustment (unaudited) .................................
 Net loss--Nine months ended  September 30, 1997
  (unaudited) .......................................................


Balance at September 30, 1997                                                --            --            --            --




                                                                            Convertible Preferred Stock
                                                                         Series C                   Series D

                                                                    Shares                      Shares
                                                                    issued          Amount      issued          Amount
Balance at June 18, 1992
 Issuance of convertible preferred stock, net of issuance costs ..
 Issuance of Common stock in June ................................
 Translation adjustment ..........................................
 Net loss from June 18, 1992 (date of inception) through
 December 31, 1992................................................


Balance at December 31, 1992 .....................................
 Issuance of convertible preferred stock, net of issuance costs...  1,999,011      $  5,686       430,208       $ 1,224
 Issuance of Common stock in January..............................
 Translation adjustment...........................................
 Net loss--Year ended December 31, 1993...........................


Balance at December 31, 1993 .....................................  1,999,011         5,686       430,208         1,224
 Issuance of Common stock under stock option plan in April........
 Purchase of 28,761 shares of Common stock--Treasury
  stock in April..................................................
 Issuance of convertible preferred stock, net of issuance costs...  1,045,835         2,929
 Translation adjustment...........................................
 Net loss--Year ended December 31, 1994...........................


Balance at December 31, 1994 .....................................  3,044,846         8,615       430,208         1,224
 Reissuance of 28,761 shares of Common stock held in
  treasury in January.............................................
 Issuance of Common stock under stock option plan.................
 Common stock issued in initial public offering, net of
  issuance costs -- $1,080........................................
 Conversion of preferred stock ................................... (3,044,846)       (8,615)     (430,208)       (1,224)
 Translation adjustment...........................................
 Net loss--Year ended December 31, 1995...........................


Balance at December 31, 1995
 Issuance of Common stock under stock option plan.................
 Issuance of warrants in connection with acquisition of the
  assets of Panocorp..............................................
 Translation adjustment...........................................
 Net loss--Year ended  December 31, 1996..........................


Balance at December 31, 1996
 Common stock issued in public offering and private
  placements, net of issuance costs -- $ 796 (unaudited)..........
 Issuance of Common stock under stock option plan
  (unaudited).....................................................
 Translation adjustment (unaudited)...............................
 Net loss--Nine months ended  September 30, 1997
  (unaudited).....................................................


Balance at September 30, 1997                                            --            --            --            --




                             See accompanying notes

                                 PixTech, Inc.
                         (a development stage company)

            Condensed Consolidated Statements of Stockholders' Equity
                      (in thousands, except share amounts)

                                                           Common Stock


                                                                                                     Additional        Cumulative
                                                                           Shares                     Paid-in          translation
                                                                           issued       Amount         Capital         adjustment
Balance at June 18, 1992
 Issuance of convertible preferred stock, net of issuance costs........
 Issuance of Common stock in June......................................      115,045        $ 1             $ 75
 Translation adjustment................................................                                                        $ 1
 Net loss from June 18, 1992 (date of inception) through
  December 31, 1992....................................................



Balance at December 31, 1992                                                 115,045          1               75                 1
 Issuance of convertible preferred stock, net of issuance costs........
 Issuance of Common stock in January...................................       17,256                          21
 Translation adjustment................................................                                                        (50)
 Net loss--Year ended December 31, 1993................................


Balance at December 31, 1993                                                 132,301          1               96               (49)
 Issuance of Common stock under stock option plan in April.............       77,356          1               28
 Purchase of 28,761 shares of Common stock--Treasury
  stock in April.......................................................                                     $(11)              (11)
 Issuance of convertible preferred stock, net of issuance costs........
 Translation adjustment................................................                                                        230
 Net loss--Year ended December 31, 1994................................


Balance at December 31, 1994                                                 209,657          2              123               181
 Reissuance of 28,761 shares of Common stock held in
  treasury in January .................................................                                        3
 Issuance of Common stock under stock option plan......................        6,902          0                3
 Common stock issued in initial public offering, net of
  issuance costs -- $1,080.............................................    2,500,000         25           20,973
 Conversion of preferred stock.........................................    5,395,504         54           12,742
 Translation adjustment ...............................................
 Net loss--Year ended December 31, 1995 ...............................


Balance at December 31, 1995                                               8,112,063         81           33,844               515
 Issuance of Common stock under stock option plan......................       29,083          0               11
 Issuance of warrants in connection with acquisition of the
  assets of Panocorp...................................................                                      230
 Translation adjustment................................................                                                       (953)
 Net loss--Year ended  December 31, 1996 ..............................


Balance at December 31, 1996                                                 8,141,146       81           34,085              (438)
 Common stock issued in public offering and private
  placements, net of issuance costs -- $ 796 (unaudited) ..............      5,570,819       56           22,958
 Issuance of Common stock under stock option plan
 (unaudited)...........................................................         51,689        0               25
Translation adjustment (unaudited).....................................                                                     (1,462)
 Net loss--Nine months ended September 30, 1997
 (unaudited)...........................................................


Balance at September 30, 1997                                               13,763,654     $137          $57,068           $(1,900)


                                                                                  Deficit
                                                                                 accumulated
                                                                                   during
                                                                                 development         Treasury
                                                                                    stage             stock           Total
Balance at June 18, 1992
 Issuance of convertible preferred stock, net of issuance costs........                                            $    865
 Issuance of Common stock in June......................................                                                  76
 Translation adjustment................................................                                                   1
 Net loss from June 18, 1992 (date of inception) through
  December 31, 1992... ................................................             $ (506)                            (506)

Balance at December 31, 1992                                                          (506)                             436
 Issuance of convertible preferred stock, net of issuance costs........                                               9,002
 Issuance of Common stock in January...................................                                                  21
 Translation adjustment................................................                                                 (50)
 Net loss--Year ended December 31, 1993................................               (120)                            (120)


Balance at December 31, 1993                                                          (626)                           9,289
 Issuance of Common stock under stock option plan in April.............                                                  29
 Purchase of 28,761 shares of Common stock--Treasury
  stock in April.......................................................                                (11)             (11)
 Issuance of convertible preferred stock, net of issuance costs........                                               2,929
 Translation adjustment................................................                                                 230
 Net loss--Year ended December 31, 1994................................             (2,979)                          (2,979)


Balance at December 31, 1994                                                        (3,605)            (11)           9,487
 Reissuance of 28,761 shares of Common stock held in
  treasury in January .................................................                                 11               14
 Issuance of Common stock under stock option plan......................                                                   3
 Common stock issued in initial public offering, net of
  issuance costs -- $1,080.............................................                                              20,998
 Conversion of preferred stock.........................................
 Translation adjustment ...............................................                                              334
 Net loss--Year ended December 31, 1995 ...............................             (6,305)                          (6,305)


Balance at December 31, 1995                                                        (9,910)                          24,530
 Issuance of Common stock under stock option plan......................                                                  11
 Issuance of warrants in connection with acquisition of the
  assets of Panocorp...................................................                                                 230
 Translation adjustment................................................                                                (953)
 Net loss--Year ended December 31, 1996 ...............................            (11,719)                         (11,719)


Balance at December 31, 1996                                                       (21,629)                          12,099
 Common stock issued in public offering and private
  placements, net of issuance costs -- $ 796 (unaudited) ..............                                              23,014
 Issuance of Common stock under stock option plan
 (unaudited)...........................................................                                                  25
Translation adjustment (unaudited).....................................                                              (1,462)
 Net loss--Nine months ended September 30, 1997
 (unaudited)...........................................................            (10,829)                         (10,829)


Balance at September 30, 1997                                                     $(32,458)                         $22,847

                             See accompanying notes

                                 PixTech. Inc.
                         (a development stage company)


              Notes to Condensed Consolidated Financial Statements
                (all amounts in thousands except share amounts)
                                  (unaudited)


Note A -- Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the three-month or nine-month periods ending September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1996 (the "1996 Financial Statements"), included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


Note B -- Inventories

Inventory consists of raw material and spare parts.


Note C -- Public offering

  On February 7, 1997, the Company sold 3,333,000 shares of Common Stock in a public offering in Europe at a price of $4.50 per share, resulting in net proceeds of $13,949 before expenses payable by the Company, which amounted to $796. The Company granted the Underwriters a 30-day option to purchase up to 663,000 shares, and the Underwriters exercised such option and purchased such shares on February 12, 1997. Including the sale of such shares, the total price to the public, underwriting discount, and proceeds to the Company before expenses were $17,982, $1,259, and $16,723, respectively.


Note D -- Private placements

  In February 1997, the Company sold 463,708 shares of the Company's Common Stock to Motorola, Inc., in a private placement at a price of $4.50 per share, resulting in net proceeds of $2,086. As consideration for this stock purchase, an amount of $686 was received in cash and the remaining $1,400 was in the form of forgiveness of $1,400 of obligations from PixTech S.A. to Motorola, Inc. ("Motorola"). In connection with such private placement, Motorola received warrants to purchase an additional 463,708 shares of the Common Stock of the Company at a price of $5.50 per share, which warrants expire on December 31, 1998. As of September 30, 1997, these warrants have not been exercised.

  In February 1997, the Company sold 1,111,111 shares of the Company's Common Stock to United Microelectronics Corporation, the parent company of Unipac Optoelectronics Corporation ("Unipac"), in a private placement at a price of $4.50 per share resulting in net cash proceeds of $5,000.


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

                                 PixTech. Inc.
                         (a development stage company)


  There is no impact of Statement 128 on the calculation of earnings per share for the three-month periods ended September 30, 1996 and 1997. As net losses have been reported in these quarters, the dilutive effects of stock options and warrants have been excluded from the calculation of net loss per share under the current method of calculating net loss per share.


Note F -- Insurance refund

  In September 1997, the Company collected an amount of $620 in payment under its business insurance policy to cover losses incurred after certain physical damages suffered in the Company's pilot manufacturing facility in April 1997. An amount of $328 representing reimbursement of direct costs was recorded as reduction in research and development expenses. The remaining amount of $292 covering consequential losses was reflected as other revenues in the three-month period ended September 30, 1997.


Note G -- Bank guaranty

  In August 1997, the Company provided Unipac, its Asian manufacturing partner, with a written bank guaranty in an amount of $10.0 million pursuant to the Foundry Agreement between Unipac and the Company. The Company granted the issuing banks a security interest on its cash and cash equivalents for the same amount. The pledged cash and cash equivalents have been recorded as short-term and long-term investments in the balance sheet. Under certain conditions of the Foundry Agreement, Unipac can sell to PixTech certain equipment and payment will be secured through exercise by Unipac of the bank guaranty. Both the amount of the guaranty to Unipac and the amount of the security interest to the banks will be reduced by 1/24th of the initial amount at the end of each quarter, starting June 1998.


Note H -- Subsequent events

  On November 7, 1997, Sumitomo Corporation ("Sumitomo") granted PixTech a $10.0 million loan repayable over a period of three years, pursuant to a credit agreement and following a distribution and financing agreement each dated as of July 21, 1997 between the Company and Sumitomo (the "Sumitomo Agreement"). Of this $10.0 million amount, $5.0 million represent a straight loan repayable in four equal installments every 6 months starting 18 months after funding, bearing interest at prime rate plus 0.75% per annum. The remaining amount of $5.0 million represent a convertible loan repayable in November 2000, bearing interest at prime rate plus 0.75% per annum, and partially or totally convertible, at Sumitomo's option, into shares of Common Stock of the Company at a conversion price equal to 80% of the market price. This option can be exercised after April 7, 1999.

  As part of the Sumitomo Agreement, the loan is partially secured as follows:
 . the Company gave a deed of mortgage on PixTech S.A. land and constructions located in Rousset. At September 30, 1997, the net book value of this building and land was $1.1 million.
 . the French atomic energy agency ("CEA") undertakes certain contingent payment obligations towards Sumitomo in case of default by PixTech.


Note I -- Commitments

  On October 22 1997, an amendment to the LETI License Agreement was signed between the CEA and the Company for a period of three years, in return for CEA guarantying certain contingent payment obligations towards Sumitomo. As discussed in Note H, the royalty rates and minimum payments from the Company to CEA are increased. The Company will give a security interest to CEA on all its patents during the term of the amendment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

Cooperation and License Revenues. The Company did not recognize any cooperation and license revenue under the Field Emission Display ("FED") Alliance agreements in the three-month period ended September 30, 1997, as compared to $707,000 in the three-month period ended September 30, 1996.

The Company recognized cooperation and license revenues under the FED Alliance agreements of $1.7 million in the nine-month period ended September 30, 1997, as compared to $5.2 million in the nine-month period ended September 30, 1996. These revenues represented the achievement by the Company of contractual milestones with FED Alliance members. The Company has now recorded most of the expected revenues associated with the achievement of contractual milestones with existing FED Alliance members and future FED Alliance milestone revenues are mostly subject to expansion of the FED Alliance.

Product sales. The Company recognized product sales of $580,000 in the nine-month period ended September 30, 1997, as compared to $428,000 in the nine-month period ended September 30, 1996. These product sales represented the shipment of FED displays and FED cathodes in limited quantities to members of the FED Alliance and the shipment of FED displays for evaluation by original equipment manufacturer ("OEM") customers.

Other revenues. The Company recognized other revenues of $284,000 in the three-month period ended September 30, 1997, as compared to $11,000 in the three-month period ended September 30, 1996. The revenues recorded in the three-month period ended September 30, 1997 included primarily an insurance refund covering consequential losses incurred after certain physical damages suffered in the Company's pilot manufacturing facility in April 1997. Other revenues amounted to $1.0 million in the nine-month period ended September 30, 1997, as compared to $992,000 during the same period in 1996. In the nine-month periods ended September 30, 1997 and 1996, other revenues were derived principally from government funded development contracts: respectively $663,000 and $800,000 were related to a development contract from the French Ministry of Industry to support manufacturing of FEDs.

Research and Development Expenses. The Company expensed $3.2 million for research and development costs during the three-month period ended September 30, 1997, as compared to $4.3 million in the three-month period ended September 30, 1996. These expenses included obligations to the French atomic energy agency ("CEA") under the "LETI" Research Agreement (Laboratoire d'Electronique, de Technologie et d'Instrumentation), contract consulting fees, salaries and associated operating expenses for in-house research and development activities and the cost of staffing and operating the Company's pilot manufacturing facility.

This decrease reflected the reversal of a provision in the amount of $329,000, following cancellation of potential liabilities to a third party, and the increase of the parity of the U.S. dollar versus the French Franc in the three-month period ended September 30, 1997 versus the three-month period ended September 30, 1996, as most of the Company's research and development costs is incurred in French Francs. After excluding the effects of currency fluctuation and reversal of provision, research and development expenses remained stable in the three-month period ended September 30, 1997 as compared to the three-month period ended September 30, 1996.

Research and development expenses amounted to $11.3 million for the nine-month period ended September 30, 1997 as compared to $11.5 million during the nine-month period ended September 30, 1996.

Sales and Marketing Expenses. The Company expensed $369,000 for sales and marketing during the three-month period ended September 30, 1997, as compared to $309,000 during the three-month period ended September 30, 1996. This increase reflected the expansion of the Company's sales and marketing organization both in the United States and in Europe, and the increasing support of marketing efforts through trade show attendance and advertising. The Company believes sales and marketing expenses may increase in the future, as potential customers and anticipated shipments of FED displays develop. Sales and marketing expenses amounted to $1.1 million for the nine-month period ended September 30, 1997 as compared to $755,000 during the nine-month period ended September 30, 1996.

General and Administrative Expenses. General and administrative expenses amounted to $611,000 in the three-month period ended September 30, 1997, a decrease of 3% over general and administrative expenses incurred in the three-month period ended September 30, 1996, which amounted to $630,000, reflecting the effects of currency fluctuation. General and administrative expenses amounted to $1.9 million for the nine-month period ended September 30, 1997 as compared to $2.1 million during the nine-month period ended September 30, 1996.


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

Risks Associated with Contract Manufacturing of FEDs. The Company believes that its ability to commercialize medium to large volumes of FEDs is highly dependent on its ability to have FEDs manufactured by a major manufacturer in the AMLCD industry. On May 22, 1997, the Company signed a display foundry agreement (the "Foundry Agreement") with Unipac Optoelectronics Corp. ("Unipac"), an AMLCD manufacturer based in Taiwan. Under the agreement, Unipac will install volume production equipment to produce FEDs at its manufacturing line, and will begin production for exclusive delivery of FED displays to PixTech. Expectations about the timing of this manufacturing plan with Unipac are forward-looking statements that involve risks and uncertainties, including the ease or difficulty of the transfer of the FED technology to Unipac. If such contract manufacturing agreement is not implemented on a timely basis, the Company will not be able to ship medium to large volumes of FED products, or to obtain a commercially acceptable cost for its FED displays. If the Company is unable to have its FED manufactured in a cost effective manner, the Company would be materially adversely affected. Significant capital expenditure will be required in order to install, at the contract manufacturers' facility, equipment that is not common to the AMLCD manufacturing process. A minimum of $15 million of capital expenditures will be required. Pursuant to the Foundry Agreement, Unipac will purchase and fund equipment within a $15 million limit. The amount actually expended on capital expenditures could vary significantly depending upon numerous factors, including the inherent unpredictability of the total amount of a large scale capital expenditure program. Should the Company be successful in implementing this contract manufacturing relationship, the Company's reliance on a single contract manufacturer will involve several risks, including a potential inability to obtain an adequate supply of required products, and reduced control over the price, timeliness of delivery, reliability and quality of finished products. Any inability to manage this contract manufacturing relationship or any circumstance that would cause the Company to delay the shipment of its products would have an adverse effect on the Company.

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

Financial Condition

Cash used in operations was $6.8 million for the nine-month period ended September 30, 1997, as compared to cash used in operations of $2.4 million for the nine-month period ended September 30, 1996.

The Company has used $20.1 million in cash to fund its operating activities from inception through September 30, 1997 and has incurred $27.0 million in capital expenditures and investments.

Cash flows generated from financing activities were $20.6 million in the nine-month period ended September 30, 1997, as compared to $1.8 million used in financing activities in the nine-month period ended September 30, 1996. These financings consisted primarily of sales of shares of Common Stock in a public offering in Europe and in private placements, resulting in net proceeds to the Company of $15.9 million (net of issuance costs) and $5.7 million, respectively, while long term liabilities decreased by $1.0 million. Cash flow generated from financing activities exclude non-cash transactions related to the sale of 463,708 shares of the Company's Common Stock to Motorola, Inc (See "Notes to Condensed Consolidated Financial Statements - Note D -- Private placements"). As consideration for this stock purchase, an amount of $686,000 has been received in cash and the remaining $1.4 million was in the form of forgiveness of $1.4 million of obligations due from PixTech S.A. to Motorola.

Since its inception, the Company has funded its operations and capital expenditures primarily from the proceeds of equity financing aggregating $55.5 million and from proceeds aggregating $9.0 million from borrowings and sale-leaseback transactions.

Capital expenditures were $511,000 during the nine-month period ended September 30, 1997 as compared to $4.7 million during the same period of 1996. In 1997, capital expenditures were primarily related to the purchase of miscellaneous tooling for the Company's pilot production line.

Investments amounted to $10.1 million at September 30, 1997 and are related to the security interest granted by the Company to Unipac (see "Note G - Bank Guaranty").

The nine-month period ended September 30, 1997 generated positive cash flows of $1.8 million as compared to negative cash flows of $9.2 million for the nine-month period ended September 30, 1996.

On November 7, 1997, the Company was granted by the Japanese firm Sumitomo a $10.0 million loan (see "Note H - Subsequent Events").

Cash available at September 30, 1997 amounted to $6.1 million as compared to $4.3 million at December 31, 1996. The Company expects that cash available at September 30, 1997 together with the proceeds of the loan granted by Sumitomo will be sufficient to meet its cash requirements for at least 12 months.

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

                               September 30, 1997


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

                   None

           ITEM 5  Other Information:

                   None.

           ITEM 6  Exhibits and reports on Form 8-K:

                   (a)  Exhibits :

                   4.1            Convertible Note issued by PixTech, Inc. to
                                  Sumitomo Corporation, dated October 27, 1997.
                   10.1 ++        Distribution and Financing Agreement between
                                  Sumitomo Corporation, PixTech Inc. and PixTech
                                  S.A. dated as of July 21, 1997.
                   10.2 ++        Credit Agreement between Sumitomo Corporation
                                  and PixTech, Inc. dated as of July 21, 1997.
                   10.3 ++        Cross-Licensing Period Extension between
                                  Raytheon Company and Pixel International,
                                  S.A. (now PixTech S.A.) dated as of
                                  September 4, 1997.
                   10.4 ++        Amendment No. 4 to the License Agreement on
                                  theMicrotips Display between PixTech the
                                  Commissariate A L'Energie Atomique.
                   27             Financial Data Schedule.
                   ++             Confidential treatment has been requested for
                                  certain portions of these Exhibits pursuant to rule 24b-2 of the Securities Exchange Act of 1934, as amended.

                                 PIXTECH, INC.

                               September 30, 1997


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PIXTECH, INC.

Date: November 14, 1997                       BY:/s/ Yves Morel
                                              Yves Morel
                                              Chief Financial Officer

                                 PIXTECH, INC.

                               September 30, 1997


                                 EXHIBIT INDEX


Exhibit No.
-----------
     4.1      Convertible Note issued by PixTech, Inc. to Sumitomo Corporation, dated October 27, 1997.
    10.1++    Distribution and Financing Agreement between Sumitomo Corporation,
              PixTech Inc. and PixTech S.A. dated as of July 21, 1997.
    10.2++    Credit Agreement between Sumitomo Corporation and PixTech, Inc.
              dated as of July 21, 1997.
    10.3++    Cross-Licensing Period Extension between Raytheon Company and
              Pixel International, S.A. (now PixTech S.A.) dated as of September
              4, 1997.
    10.4++    Amendment No. 4 to the License Agreement on theMicrotips Display
              between PixTech the Commissariate A L'Energie Atomique.
    27        Financial Data Schedule.
    ++        Confidential treatment has been requested for certain portions of these Exhibits pursuant to rule 24b-2 of the Securities Exchange
              Act of 1934, as amended.