Form 10-K
period 1997-12-31
PIXTECH INC /DE/
filed 1998-02-18
CIK 946144

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997      Commission File Number: 0-26380

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

         Title of each class                          Name of each exchange
                                                        on which registered
                None                                           None

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

                                 YES _X_   NO ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of voting stock held by non-affiliates of the registrant as of February 9, 1998 was: $26,161,279.

     There were 13,762,732 shares of the registrant's Common Stock outstanding as of February 9, 1998.

                                   ----------

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement of the Registrant for the Registrant's 1997 Annual Meeting of Shareholders to be held on March 25, 1998 which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year of December 31, 1997, are incorporated by reference into Part III of this Form 10-K.


================================================================================

o PART I

Item 1.   Business

General

     PixTech, Inc. was incorporated in Delaware in November 1993 as the parent company of PixTech S.A., a French corporation formed in June 1992. The Company's principal executive offices are located at Avenue Olivier Perroy, 13790, Rousset, France. The Company's main telephone numbers are 011-33-(0)442-29-10-00 and (408) 986-8868.

     PixTech is dedicated to commercializing its high-quality field emission displays ("FED"). The company expects FEDs will be the most cost effective portable alternative to traditional cathode ray tube ("CRT") display and today's liquid crystal display ("LCD") technologies. In 1992, the Company exclusively licensed key patents from Laboratoire d'Electronique, de Technologie et d'Instrumentation ("LETI"), a French public research laboratory, and since then has deployed a unique cooperative strategy to rapidly advance FED technology toward high-volume manufacturing and wide market acceptance. PixTech's efforts, along with those of FED Alliance partners Motorola, Inc. ("Motorola"), Raytheon Corp. ("Raytheon") and Futaba (Japan) ("Futaba"), are expected to come to fruition in 1998 with the anticipated manufacture of the first commercial FED products on high-volume equipment.

     Since 1996, PixTech has been seeding the market with 5.2-inch monochrome FEDs, making deliveries to more than one hundred original equipment manufacturers ("OEMs") in the military, instrumentation, medical, industrial and transportation markets for evaluation purposes. In July 1997, the Company received a purchase order to provide 50,000 of its FED displays over a five-year period to a US medical equipment manufacturer, and has subsequently started deliveries of commercial quantities under this order. The Company is in negotiation with several customers to provide FED products over a several-year period.

     In addition to direct sales to OEMs from its sales offices in the U.S and in Europe, the Company intends to develop a network of dedicated distribution companies. In November 1997, PixTech established a partnership with Sumitomo's Electronics and Aerospace division to distribute its FED products to the Asian market. The Company intends to select more distributors in 1998.

     The Company currently operates a pilot production facility in Montpellier, France, for technology and product development. In addition, in May 1997, the Company entered into a contract-manufacturing agreement with Unipac Optoelectronics Corporation ("Unipac"), an AMLCD manufacturer based in Taiwan. The Company expects to ship FED displays manufactured at Unipac before the end of 1998.

     The Company believes that FED technology could serve the needs of the fast-emerging market for flat panel displays with a diagonal of 15 inches and above. In 1996, the Company commenced development of large-size FEDs suitable for use in desktop monitor applications, and initiated technology cooperation with a Japanese CRT-manufacturer in that area. The Company publicly demonstrated a 10.5-inch VGA color FED in 1996 and expects to demonstrate a 15-inch display in 1998.

The Flat Panel Display Industry

     Growth in the market for flat panel displays ("FPD") has been driven by a number of market forces, including the increasing popularity of portable computer and other electronic devices, the wide spread availability of information and visual content available in electronic formats, the proliferation of graphical user interfaces and emerging multimedia applications.

     Flat panel displays are typically evaluated on their ability to match the image quality of traditional cathode ray tube displays, such as those in desktop computer monitors and televisions. Performance characteristics used to compare FPD technologies include viewing quality (viewing angle, video speed, dynamic range and full color), range of brightness, resolution, weight and size, power usage, reliability and operating temperature range.

   - LCD Technologies. The FPD market is currently dominated by liquid crystal displays (LCDs). The first commercialized LCD technology, passive matrix LCD ("PMLCD") technology, is widely used in calculators, watches and low-end laptop computers. However, PMLCDs exhibit relatively low image quality and slow response time, making them inadequate for many commercial and industrial applications, especially those requiring video speed and a wide viewing angle.

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

     - FED Technology. The Company believes that emerging FED technology has the potential to address many of the shortcomings of AMLCDs.


                           PixTech 1997 Annual Report
                                       2

     The following table summarizes some of the differentiating characteristics of CRT, PMLCD, AMLCD and FED technologies (1):

---------------------------------------------------------------------------------------------------------------------------
Characteristics              CRT                        PMLCD                   AMLCD                FED
---------------------------------------------------------------------------------------------------------------------------
Viewing angle          Very wide horizontal     Limited horizontal       Wide horizontal,      Very wide horizontal
                       and vertical             and vertical             limited vertical      and vertical

Video speed            High speed over full     Unable to display        Adequate speed        High speed over full
                       temperature range        video images with        overlimited           temperature range
                                                good quality             temperature range

Brightness range       From low to very         From low to medium       From low to medium    From low to very
                       high, easy to dim        limited dimming          limited dimming       high, easy to dim
                                                capabilities             capabilities

Dynamic range (2)      High                     Very limited             Limited               High

Operating temperature  Wide range               Very limited range       Limited range due to  Wide range and instant-
                                                due to liquid crystal    liquid crystal        on at low temperature

Power consumption      High                     Current industry         Current industry      Comparable to
                                                standard                 standard              current industry
                                                                                               standard

Manufacturability      Mature process           Fewer process steps      Complex process       Fewer process steps
                       offering lowest cost     than AMLCD                                     than AMLCD
---------------------------------------------------------------------------------------------------------------------------

(1) The information set forth in this table is based upon the Company's assessment of existing CRT, PMLCD, and AMLCD products when compared to FED products and prototypes manufactured at PixTech's pilot plant. No assurance can be given that FEDs, if manufactured in commercial quantities, will achieve such performance characteristics on a cost-effective basis.

(2)  Dynamic range results from a combination of contrast and peak brightness.

Strategy

     The Company has adopted a unique growth strategy to commercialize its proprietary FED technology. Key elements of this strategy include:

     Manufacturing: the short path to high volume. As the shortest path to high volume production, PixTech's manufacturing strategy relies on a combination of a pilot line oriented towards engineering excellence and a manufacturing source focused on productivity.

     PixTech has established a pilot production facility in Montpellier, France, dedicated to developing manufacturing processes and products, and low volume production to support market introduction. Product sampling and early customer deliveries are being completed from this pilot line.

     PixTech entered into a contract-manufacturing agreement with Unipac Optoelectronics Corporation ("Unipac"), an AMLCD manufacturer based in Taiwan in 1997. To date, the Company has already successfully transferred a significant portion of its proprietary FED manufacturing processes to Unipac and, by early 1998, most of the FED-specific equipment required to complement Unipac's AMLCD manufacturing plant was delivered. The Company expects to ship FED displays manufactured at Unipac in 1998, once full process start-up and comprehensive product quality testing have been completed.

     Marketing: from monochrome to color products. After seeding the market with sample deliveries of its monochrome products, PixTech anticipates to receive volume orders for low to medium volume applications in medical, industrial, transportation and military market segments to initiate growth of its product revenues. To significantly increase its market penetration, PixTech intends to launch its color products toward high-growth high-volume market segments, where FED benefits are expected to bring high performance, cost competitive products to end-users. These segments will include mapping and video displays for transportation markets, as well as handheld personal computers (HPCs), where display performance is a recognized bottleneck to market expansion.

     Research and development: a vision towards large screens. The Company believes that its proprietary technology can evolve toward displays of 15 inches and above, offering CRT-like viewing quality and competitive manufacturing costs. To that end, PixTech initiated a research and development program in 1996. That year, it publicly demonstrated the world's first 10.4 inch VGA FED display and entered into a cooperation agreement with a major Japanese CRT manufacturer to develop large-size displays. The expected demonstration of a 15-inch FED prototype in 1998 represents a major milestone in this program. The Company actively seeks additional cooperation partners to accelerate the program and bring large screen products to the market.


                           PixTech 1997 Annual Report
                                       3

     Intellectual Property: a dominant patent portfolio. Shortly after the Company was founded, PixTech spearheaded the creation of the "FED Alliance", a cooperative program between PixTech, Motorola, Raytheon and Futaba (Japan) to advance FED technology. Alliance partners share manufacturing know-how as well as a portfolio of more than 350 patents, thus creating a substantial competitive advantage.

Manufacturing

     Pilot Line Facility. The mission of PixTech's pilot line is excellence in FED technology and product development. From an initial focus of converting laboraty recipes transfered from LETI into manufacturing processes, the emphasis then shifted to the demonstration of high yields, a prerequisite to the transfer of manufacturing processes to a high-volume fabrication environment. This experience now results into a well-honed team capable of efficient concurrent engineering in process development and product design, aimed at enhancing PixTech's FED performance while reducing manufacturing costs. Current output of the pilot line supports early deliveries to prospective customers months ahead of volume production requirements.

     The Company's pilot facility has approximately 31,100 square feet (2,900 square meters) of space and contains approximately 10,900 square feet (1,000 square meters) of clean room ranging from class 10 to class 1000. As of December 31, 1997, the Company had 113 employees engaged in process development and operations at this facility.

     Outsourcing high-volume manufacturing. By developing a partnership with a large volume manufacturer of AMLCDs, PixTech expects to be able to leverage the high productivity tools and manufacturing know-how established for LCD production, and draw the cost benefits of its simpler FED process. In May 1997, the Company signed a Display Foundry Agreement with Unipac, a Taiwanese high volume AMLCD manufacturer.

     Throughout 1997, the Company's first priority was to successfully develop and start implementation of its high-volume manufacturing plans at Unipac. This involved definition and ordering of FED-specific equipment required to complement Unipac's AMLCD manufacturing equipment, and transfer of manufacturing processes to Unipac.

     The equipment needed to install a manufacturing capacity of 10,000 4- to 8-inch displays per month was valued at $16.5 million. Most of this equipment was ordered by September 1997 and all major pieces were delivered by January 1998. The Company expects to manufacture its first displays at Unipac by mid 1998.

     The transfer of FED manufacturing processes to Unipac was conducted through intense cross-validation of each single process step on PixTech's and Unipac's manufacturing equipment. By the end of 1997, the Company was able to fabricate "hybrid displays", i.e. displays for which manufacturing was initiated at Unipac and completed at the PixTech's pilot plant in France. The hybrid FED displays demonstrated successful transfer of a significant portion of the PixTech's manufacturing process to the Unipac's facility in Taiwan.

     Manufacturing FEDs in a production environment that directly benefits from high-productivity AMLCD manufacturing equipment and know-how is expected to lead to high yields and low fixed cost per display, two prerequisites to serve price-sensitive, high-volume markets. The Company expects to be able to ship FED displays manufactured at Unipac by the end of 1998. However, because of start-up costs, the Company does not expect to generate positive gross margins on the sale of its displays before 1999.

Products

     PixTech's first commercial product, FE532M, was a 5.2-inch 1/4 VGA monochrome display. In May 1997, the Company introduced a high-brightness version, FE532HB, which it has shipped to a number of customers for evaluation purposes.

     The Company is currently introducing the second generation of its monochrome display, the FE524M, which has been optimized for smaller outline, higher ruggedness, and lower cost. PixTech is also developing a color 5.7-inch 1/4 VGA display, which incorporates key advances on PixTech's FED technology currently utilized in FE524M. In this product, custom driver integrated circuits designed by Texas Instruments Japan are expected to fully reveal the performance of PixTech's FED technology.

Sales and Distribution

     PixTech is currently selling its FE524M monochrome 5.2-inch displays in sample and pre-production quantities. The Company's product offerings consist of fully integrated display modules. The Company is marketing its displays directly to OEMs and system integrators in the instrumentation, medical, and transportation market segments.

     To date, the Company has shipped its displays to more than one hundred customers, mostly based in the United States and in Europe. In July 1997, the Company received a purchase order to provide 50,000 of its monochrome FEDs, over five years, to a United States manufacturer of portable medical equipment. The Company has already made first deliveries under this purchase order and expects this customer to market the portable medical equipment incorporating PixTech's FEDs within the first half of 1998.


                           PixTech 1997 Annual Report
                                       4

     The Company plans to develop a network of sales representatives and distributors to address specific areas of the worldwide market and to offer customer support. In November 1997, PixTech partnered with Sumitomo Corporation, which became distributor of PixTech's products to Asia with exclusive rights for Japan. PixTech believes that its strategy to penetrate volume markets will strongly benefit from a long-term relationship with such a well-established trading company.

Technology

     The basic principle used in FEDs is the same as in conventional CRTs. In both technologies, electrons are extracted from a source (the "cathode") and collected by a phosphor-coated screen (the "anode") held at positive voltage to accelerate electrons. The electrons travel in a vacuum between the cathode and the anode. The phosphor coating is a cathodoluminescent material, which emits light when hit by electrons. Color is created by using different colored phosphors and by directing the electrons so that they address each different color phosphor separately.

     The Company's proprietary technology represents advances developed by LETI, the Company and other FED Alliance members on the basic Spindt Cathode FED technology. In a FED, each picture element (a "pixel") on the screen has multiple electron sources from an array of electron-emitting microtips. The emitting cathode surface, organized into a matrix of rows and columns, is held closely to the receiving anode. Selection of cathode row and column voltages determines which pixel will be illuminated.

     A FED color display can be designed using either a low voltage or high voltage structure between the anode and the cathode. The advantages of a high voltage anode structure are that well characterized CRT phosphors can be used, with high luminous efficiency. The drawbacks are that the use of high voltage--at least 6,000 volts--between cathode and anode, requires development of a spacer and assembly technology before production of such high voltage FEDs can be contemplated. By using LETI's patented "switched anode" technology, a low-voltage design significantly decreases the complexity and cost of the manufacturing process of the device. In addition, this design results in improved color purity and potentially higher resolution. However, as the result of the low voltage, there is an inherent limitation to the size of the display that can be produced.

     PixTech's cathode technology can be incorporated with equal performance and cost effectiveness in the design of high voltage FEDs for large screen applications or low voltage FEDs for smaller screen applications. Within the FED Alliance, members are working both on high voltage and low voltage FED product introduction programs. PixTech believes that the low voltage switched-anode technology is the most cost effective solution for displays of 12 inches or less, and that high voltage FED technology, with further development, could address larger performance requirements.

Research and Development

     The Company is focusing its research and development programs in two areas: display performance enhancement and scaling-up of the technology to 15-inch and larger displays.

     Display Performance Enhancement. Key elements of display performance are brightness, the display's stability over time (display lifetime), and power efficiency. PixTech is seeking to balance luminous efficiency with power efficiency to produce bright, and low power-consumption displays. Display reliability is heavily dependent upon the manufacturing process used in assembling the displays as well as upon the characteristics of the phosphors used on the anode. In order to produce color displays that will provide the product life necessary for most applications, the Company believes it will need to make further advances in phosphors and related manufacturing technologies.

     Large Screen Development. PixTech has begun a technology development program in cooperation with a major Japanese CRT manufacturer to demonstrate the large display (15-inch and larger) capability of FED technology. Under a contract with a CRT manufacturer, specific demonstration displays will be jointly developed integrating processes and components from the CRT manufacturer and PixTech. In February 1996, the Company acquired certain patents and know-how in high voltage display construction which, combined with PixTech cathode technology, establish a solid foundation for this development program.

     The Company's partners in these development tasks are primarily the FED Alliance members and LETI. In certain specific areas, however, such as materials and equipment development, the Company is developing technical partnerships with laboratories and companies that have the ability to accelerate these developments.

     A significant portion of the Company's research and development activities are carried out at LETI, a laboratory under the CEA. The Research and Development Agreement between the CEA and PixTech (the "LETI Research Agreement") provides for the Company and the CEA to fund equally research and development activities at LETI in the FED field (the "Program"). The LETI Research Agreement provides for the CEA to perform this research and development work exclusively for PixTech. Under the LETI Research Agreement, the CEA and PixTech jointly own FED technology developed by both parties under the Program, and the CEA and PixTech are obligated to license to each


                           PixTech 1997 Annual Report
                                       5
other technology developed solely by either party under the Program. The CEA's rights in such technology have been exclusively licensed to PixTech under a License Agreement (the "LETI License Agreement"). The Program has resulted in the filing of numerous additional patent applications, which include a number of improvements over the original FED technology developed by LETI. The Program began on January 1, 1993 and was extended for a second three-year period ending on January 1, 1999, subject to further extension by mutual agreement of the parties.

     The Company's research and development expenses in the fiscal year ended December 31, 1997 were $15.5 million, as compared to $15.8 million in 1996.

The FED Alliance

     Shortly after the Company was founded, PixTech spearheaded the creation of the FED Alliance, a cooperative effort between select display manufacturers to advance FED technology. The Alliance currently includes PixTech, Futaba, Raytheon, and Motorola.

     Each agreement signed between the Company and a FED Alliance member provides the member with a license to all FED technology from LETI, PixTech, and other FED Alliance partners, a transfer of know-how from the Company, as well as access to PixTech's pilot line. Each FED Alliance agreement also provides PixTech with licensing and royalty revenues, as well as a royalty free license to the FED Alliance member's background technology and improvements in such technology occurring for a period of three years following the date of the agreement, with rights to sub-license. Following the three-year period, the FED Alliance member has the option to extend its cooperation within the Alliance.

     To date, the FED Alliance is serving its strategic purposes: FED Alliance members share a portfolio of more than 350 patents and patent applications, effectively creating a subtantial competitive advantage; FED Technology is now widely accepted as an alternative to LCD technology; Futaba and Motorola are currently operating their own FED manufacturing plant in Mobara (Japan) and Tempe, Arizona, respectively, with the intention of introducing products in the market. Futaba has been sampling its products to customers for over a year, and Motorola publicly demonstrated its FED displays in an industry conference in February 1998.

Competition

     The market for flat panel display products is intensely competitive and is expected to remain so in the future.

     The market is currently dominated by LCD technology. LCD manufacturers, such as Sharp, NEC and Hitachi, have substantially greater name recognition and financial, technological, marketing and other resources than PixTech, and continue to make substantial investments in improving LCD technology, manufacturing processes and in manufacturing facilities. The recent increase in world-wide manufacturing capacity of FPDs and the entrance of new competitors in the FPD market have caused over-supply conditions leading to dramatic reductions in the price of FPDs over the last few years. In order to effectively compete, PixTech could be required to continuously increase the performance of its products and to reduce prices.

     There are a number of domestic and international companies developing and marketing display devices using alternative technologies, such as PMLCDs, AMLCDs, vacuum fluorescent displays, electroluminescent panels, and plasma panels.

     In addition, some of the basic FED technology is in the public domain and, as a result, the Company has a number of potential direct competitors developing FED displays. The Company is aware of several other companies which, outside of the FED Alliance, are developing FED technologies similar to that of the Company, including but not limited to, Sony, Fujitsu, and Samsung as well as smaller companies, including Candescent, FED Corporation, and Micron Display
Technology. While these companies have made, and may continue to make, significant advancements to their FED technology, the Company believes that none of theses FED competitors have, to date, built a patent position or a manufacturing expertise comparable to that of the Company.

Patents and Trade Secrets

     As of December 31, 1997, the Company held or had license to 127 U.S. patents and 117 pending U.S. patent applications. The Company also actively pursues foreign patent protection in countries of interest to the Company. As of December 31, 1997, the Company had filed, or was licensed under, 105 patent applications in foreign countries.

     The Company believes that this dominant patent portfolio is creating a substantial competitive advantage for the members of the FED Alliance.

     The Company's fundamental technology was developed by LETI and licensed to PixTech in 1992. Under the LETI License Agreement, which has a term of twenty years, the CEA granted the Company an exclusive, worldwide, royalty-bearing license, with the right to sub-license, of all FED technology developed by LETI.


                           PixTech 1997 Annual Report
                                       6

     In addition to the payment of royalties on its sales, the Company must pass through to CEA a percentage of any lump sum sub-license fees earned in the future and royalties on the licensed product sales by the sub-licensees.

Employees

     As of December 31, 1997, the Company had 133 full-time employees, and 15 part-time employees. The average number of employees was 90, 143 and 144 during 1995, 1996 and 1997, respectively. As of December 31, 1997, 16 employees were engaged in research and development, 113 in process development and operations, 5 in marketing and sales and 14 in general and administrative functions. The Company's success will depend in large part on its ability to attract and retain skilled and experienced employees. The Company considers its relations with its employees to be good.

Item 1A.   Executive Officers of the Registrant

     As of December 31, 1997, the current executive officers of the Company were as follows:

===========================================================================================================================
          Name                 Age                               Position held with the Company
===========================================================================================================================
Jean-Luc Grand-Clement         58              President, Chairman of the Board, Chief Executive Officer and President
---------------------------------------------------------------------------------------------------------------------------
Richard Rodriguez              53              Executive Vice President, Chief Operating Officer
---------------------------------------------------------------------------------------------------------------------------
Francis G. Courreges           45              Executive Vice President
---------------------------------------------------------------------------------------------------------------------------
Jean-Jacques Louart            48              Vice President, Operations
---------------------------------------------------------------------------------------------------------------------------
Michel Garcia                  50              Vice President, Industrial Partners
---------------------------------------------------------------------------------------------------------------------------
Thomas M. Holzel               57              Vice President, Marketing and Sales
---------------------------------------------------------------------------------------------------------------------------
Yves Morel                     32              Chief Financial Officer
---------------------------------------------------------------------------------------------------------------------------

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

     Richard Rodriguez joined PixTech in May 1996 as Vice-President of Operations and was promoted to Executive Vice-President and Chief Operating Officer in March 1997. Prior to joining the Company, Mr. Rodriguez spent 22 years with IBM. He was Director of Operations, managing three advanced semiconductor lines at IBM France's Corbeil Plant from 1991 to 1994, before directing the reengineering program of the plant since early 1994. Prior to such positions, Mr. Rodriguez held a number of senior manufacturing and engineering management positions as Director of a 500 person CMOS facility, US based program manager, process and test engineering, quality assurance. Mr. Rodriguez graduated from Ecole Superieure de Mecanique et d'Electricite, received a postgraduate degree in Electronics from Orsay University and holds a degree from Institut d'Administration des Entreprises.

     Francis G. Courreges was appointed Executive Vice-President of the Company in July 1995. Before that, he served as Vice-President of Marketing and Development of the Company since July 1993. Prior to joining the Company, Mr. Courreges was a co-founder of ES2, and served as Manager of direct write technology for MOS and gate array products from 1985 to 1991 and Vice-President of Marketing from 1991 to 1992. Prior to joining ES2, Mr. Courreges was product engineering manager at Sierra Semiconductor from 1984 to 1985. He held various process and product engineering positions at Electronic Arrays from 1977 to 1979, at National Semiconductor, from 1979 to 1980 and at Eurotechnique, from 1980 to 1984. Mr. Courreges graduated from Ecole Nationale Superieure des Arts et Metiers and holds M.S. and Ph.D. degrees in Materials Science from Stanford University.


                           PixTech 1997 Annual Report
                                       7

     Jean-Jacques Louart joined Pixtech in May 1997 as Vice-President of Operations. Prior to joining the company, Mr. Louart was Director of total quality at LX Management from 1995 to 1997. From 1993 to 1995 he was president of SIP, an equipment engineering company. Prior to that, Mr. Louart spent 18 years with IBM. He was program manager at IBM Eurocoordination from 1990 to1992. Prior to such positions, Mr. Louart held a number of senior process and equipment engineering management positions. Mr. Louart graduated from "Ecole de l'Air" and holds a management degree from the "Centre de Perfectionnement aux Affaires".

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

     Yves Morel joined the Company in April 1994 as Director of Finance and Administration. He was promoted to Chief Financial Officer in March 1997. From 1993 to 1994, Mr. Morel was Finance Manager of International Software Enterprise, a hardware and software distribution group. From 1992 to 1993, Mr. Morel served as Controller at Genoyer S.A., a manufacturing and distribution company in the industrial valve and piping field. From 1989 to 1992, Mr. Morel was employed at Price Waterhouse. Mr. Morel graduated from the Ecole des Hautes Etudes Commerciales and he obtained a Diplome d'Etudes Superieures Comptables et Financieres.

Item 2.   Properties

     The Company's corporate offices are in an approximately 11,000 square foot (1,000 square meter) facility located in Rousset, France. The Company owns the facility and occupies approximately 5,500 square feet (500 square meters) of floor space. A third party rents the rest of the area under a lease which terminates in 1999. The Company leases a facility including a clean room, office area, and engineering laboratories in Montpellier, France, having 31,100 square feet (2,900 square meters) of space. The Montpellier lease terminates in 2003, with an option to renew.

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

Item 4.   Submission of Matters to a Vote of Security Holders

     None.


                           PixTech 1997 Annual Report
                                       8

o PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

     The Company's Common Stock commenced trading on July 18, 1995 on the Nasdaq National Market and has been listed on the European Association of Securities Dealers Automated Quotation ("Easdaq") system since February 12, 1997, under the symbol "PIXT". As of February 9, 1998, there were 69 holders of record of the Company's common stock. The following table sets forth, for the fiscal periods indicated, the range of high and low closing prices for the Company's Common Stock on the Nasdaq National Market.

=====================================================================================================
                                                            High                            Low
Year ended December 31, 1996
=====================================================================================================
     First Quarter                                         $14                             $8 1/4
-----------------------------------------------------------------------------------------------------
     Second Quarter                                        $10 3/8                         $6 5/8
-----------------------------------------------------------------------------------------------------
     Third Quarter                                         $ 7 1/4                         $4 5/8
-----------------------------------------------------------------------------------------------------
     Fourth Quarter                                        $ 6 3/4                         $3 3/8
-----------------------------------------------------------------------------------------------------
Year ended December 31, 1997
-----------------------------------------------------------------------------------------------------
     First Quarter                                         $ 6 3/8                         $4 1/8
-----------------------------------------------------------------------------------------------------
     Second Quarter                                        $ 4 3/4                         $3 3/8
-----------------------------------------------------------------------------------------------------
     Third Quarter                                         $ 4 1/4                         $3 1/8
-----------------------------------------------------------------------------------------------------
     Fourth Quarter                                        $ 3 7/8                         $2
=====================================================================================================

     The Company has never declared or paid any cash dividends on its capital stock. The Company currently anticipates that it will retain all future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

Item 6.   Selected Financial Data

     The selected financial data set forth below as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997 are derived from the Company's consolidated financial statements included elsewhere in this Report, which have been audited by Ernst & Young LLP, independent auditors. The selected financial data set forth below as of December 31, 1995, 1994 and 1993 and for the years ended December 31, 1995, 1994 and 1993 are derived from audited consolidated financial statements not included in this Report. This data should be read in conjunction with the Company's consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this report.

==================================================================================================================
                                                                               Fiscal Year
                                                     1997          1996         1995         1994          1993
==================================================================================================================
                                                                  (in thousands, except per share)
==================================================================================================================
Operations
------------------------------------------------------------------------------------------------------------------
Total revenues                                     $3,819        $7,644       $11,513       $6,225        $2,328
------------------------------------------------------------------------------------------------------------------
Loss from operations                              (15,774)      (12,041)       (9,278)      (4,940)         (906)
------------------------------------------------------------------------------------------------------------------
Net loss                                          (14,664)      (11,719)       (6,305)      (2,979)         (120)
------------------------------------------------------------------------------------------------------------------
Net loss per share                                  (1.12)        (1.44)        (0.82)       (0.51)
------------------------------------------------------------------------------------------------------------------
Shares used in computing net loss per share        13,140         8,137         7,697        5,840
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Balance Sheet
------------------------------------------------------------------------------------------------------------------
Working deficit / capital                           9,290          (859)       15,919          813         7,967
------------------------------------------------------------------------------------------------------------------
Total assets, less current assets                  24,058        19,701        18,569       15,300         1,663
------------------------------------------------------------------------------------------------------------------
Long term liabilities, less current portion        14,568         6,743         9,958        6,626           341
------------------------------------------------------------------------------------------------------------------
Stockholders' equity                               18,780        12,099        24,530        9,487         9,289
------------------------------------------------------------------------------------------------------------------


                           PixTech 1997 Annual Report
                                       9

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company was founded in June 1992 to develop and commercialize FEDs. Since its inception, the Company has been a development stage company devoting a majority of its resources to raising capital, conducting research and development activities, forming an alliance of industrial partners (the "FED Alliance") and establishing manufacturing capabilities for its FEDs. To date, most of the Company's revenues have been cooperation and license revenues under agreements with members of the FED Alliance and revenues from funding under grants from the French government and the European Union. In the future, the Company expects to generate its revenue primarily from the sale of products manufactured by Unipac Optoelectronics Corp. ("Unipac") under a contract manufacturing arrangement signed in May 1997. The Company does not anticipate receiving any significant revenues from the sale of its products until the commencement of volume production which is not expected before the second half of 1998.

     In view of the development stage of the Company and the current transition from revenues solely from the FED Alliance to the addition of product sales revenues, the Company believes that historical financial results are not meaningful and should not be relied upon as an indication of future performance.

     The Company's expectations regarding its sources of future revenue are forward-looking statements. The amount, time and source of revenue generation will be affected by numerous matters including the availability of funds to finance its activities until volume shipments of products begin; the continued development of the Company's products, including the enhancement of the display performance and the cost-effective reproduction of the favorable characteristics demonstrated by the Company's current prototypes in the context of commercial production; the successful transition of the Company's prototype manufacturing processes to commercial manufacturing processes to achieve commercially viable yields; the successful development of a volume supply of FED products under contract manufacturing, the successful commercialization of FEDs by other members of the FED Alliance, and the successful development of sufficient market demand for the Company's products.

     The Company's products and its manufacturing processes are still in the early stages of development and testing. To date, the Company has only shipped limited quantities of products incorporating FED technology. The Company's only commercially available display is a 5.2-inch monochrome display which to date has been sold in limited quantities to more than one hundred customers. To date, among the members of the FED Alliance, only Futaba has announced the availability of commercial products in limited quantities.

     Pursuant to a license agreement with the Commissariat a l'Energie Atomique ("CEA"), the French atomic agency, the Company is obligated to make royalty payments on its product sales and to pass-through a portion of certain up-front license fees earned after 1993 and royalties on sales of products by the Company and such sublicensees (the "LETI License Agreement"). Pursuant to an amendment to the LETI License Agreement signed in October 1997 (the "1997 CEA Amendment"), the royalty rates and minimum payments from the Company to CEA were temporarily increased for a period of three years. An amount of $1.0 million, reflected under the caption "Cost of revenues, license fees and royalties" was accrued in 1995 with respect to such royalties and pass-through expenses payable to CEA. A royalty amount of $45,000 and $109,000 was accrued in 1996 and in 1997, respectively (See Notes to Consolidated Financial Statements--Note 16NRelated Party transactions).

     All of the Company's expenses to date, except royalties and pass-through expenses payable to CEA and tax expenses directly associated with revenues from FED Alliance members, have been recorded as operating expenses, since the Company has not shipped products in quantities sufficient to determine a meaningful cost of products sold category.

     The Company has incurred cumulative losses of $36.3 million from inception to December 31, 1997. The Company has incurred operating losses every quarter since inception, except during the three-month period ending December 31, 1995, and expects to incur additional operating losses. The magnitude and duration of the Company's losses will depend on a number of factors within and outside of the Company's control, including the Company's ability to expand the FED Alliance and the rate at which it can successfully manufacture and commercialize its FEDs, if at all, and the related costs of such efforts. Successful commercialization of such displays will in turn depend on a number of factors, including the successful development of sufficient market demand for the Company's products.

Results of Operations

     Cooperation and License Revenues. The Company recognized cooperation and license revenues under the FED Alliance agreements of $9.9 million in 1995, $5.4 million in 1996 and $1.9 million in 1997. The decrease in cooperation and license revenues reflects the achievement by the Company at the end of 1996 of most of the contractual milestones with FED Alliance members. The Company does


                           PixTech 1997 Annual Report
                                       10
not expect any significant additional milestone related revenues to be directly derived from FED existing Alliance members. In 1996, the Company recorded cooperation and license revenues in the amount of $1.3 million under the Cooperation and License Agreement with Texas Instruments executed on June 29, 1993 and terminated on July 15, 1996. To the extent the members of the FED
Alliance successfully incorporate the cross-licensed technology in their own products, the Company will recognize royalty revenues as such members sell the products.

     Product Sales. The Company recognized product sales of $808,000 in 1995, $791,000 in 1996 and $745,000 in 1997. These product sales represented the shipment of FED displays and FED cathodes in limited quantities to members of the FED Alliance and the shipment of FED displays for evaluation by original equipment manufacturer ("OEM") customers. While the number of displays shipped significantly increased between 1996 and 1997, the average selling price was reduced, reflecting a different mix between high valued prototypes and cathodes revenues and displays revenues. The Company expects to increase product shipments in 1998, both from products manufactured at its pilot production plant in France and from its expected volume source of manufacturing by Unipac, which is not expected to begin until the second half of 1998.

     Other Revenues. Other revenues is comprised of funding under French or European Union development contracts and other miscellaneous revenues. Other revenues were $840,000 in 1995, $1.4 million in 1996 and $1.1 million in 1997.

     Of these revenues, $800,000 and $663,000 are related to a development contract granted in December 1994 from the French Ministry of Industry to support manufacturing of FEDs, in 1996 and 1997, respectively. Total potential funding under this contract is approximately $2.8 million. The Company recognizes portions of this revenue as contractual conditions are met. At December 31, 1996 and 1997, deferred revenues in the amount of $2.1 million and $1.2 million, respectively, were included in non-current liabilities under this agreement.

     Other revenues recorded in 1997 also included an insurance refund in the amount of $292,000 covering lost revenue after certain physical damages occurred in the Company's pilot manufacturing facility in April 1997.

     Research and Development Expenses--Acquisition of Intellectual Property Rights. The Company expensed $3.1 million in 1995 for the acquisition of intellectual property rights from certain members of the FED Alliance. No such expenses were recorded in 1997.

     Other Research and Development Expenses. Other research and development expenses include obligations to the French atomic energy agency under the LETI Research Agreement, contract consulting fees, salaries and associated operating expenses for in-house research and development activities conducted both in its pilot plant in Montpellier and its research and development facility in Santa Clara, the cost of staffing and operating the Company's pilot manufacturing facility and the cost of supporting the transfer of the FED technology to Unipac.

     Other research and development expenses decreased from $15.8 million in 1996 to $15.5 million in 1997. This decrease in research and development expenses reflected the increase of the parity of the U.S. dollar versus the French franc in 1997 versus 1996, as most of the Company's research and development costs is incurred in French francs. After excluding the effects of currency fluctuation, research and development expenses increased by 10% in 1997 as compared to 1996, reflecting the continued development of the Company's research and development efforts and FED technology and manufacturing processes. Other research and development expenses amounted to $12.5 million in 1995. Other research and development expenses included expenses recorded under the LETI Research Agreement of $1.3 million in 1995, $644,000 in 1996, and $637,000 in 1997.

     Sales and Marketing Expenses. Sales and marketing expenses increased from $1.1 million in 1996 to $1.5 million in 1997. This 37% increase reflected the expansion of the Company's sales and marketing organization both in the United States and in Europe, and the increasing support of marketing efforts through trade show attendance and advertising. Sales and marketing expenses amounted to $1.1 million in 1996, a decrease of 41% on 1995 sales and marketing expenses which amounted to $1.7 million, reflecting the reallocation of a limited number of engineers from sales and marketing to research and development. The Company believes sales and marketing expenses may increase in the future, as potential customers and anticipated shipments of FED displays develop. In July 1997, the Company signed a distribution agreement of its FED products with Sumitomo Corporation ("Sumitomo") for the Japanese and Asian market areas. In 1998, the Company intends to progress on its efforts to conclude similar distribution agreements for both the United States and Europe, in order to expand market reach in a cost effective manner.

     Such expectation regarding increased product shipments and customer contracts is a forward-looking statement, the fulfillment of which is dependent on numerous factors. See Item 1. Business - Strategy. In addition, in order to achieve its objectives, the Company will need to expand its business rapidly and add sales, marketing, manufacturing, administrative and management personnel, as well as establish and manage its international operations.


                           PixTech 1997 Annual Report
                                       11

     General and Administrative Expenses. General and administrative expenses amounted to $2.4 million in 1997, a decrease of 10% over general and administrative expenses incurred in 1996, which amounted to $2.7 million, reflecting the effects of currency fluctuation and a decrease in staff expenses and discretionary expenses. General and administrative expenses amounted to $2.1 million in 1995.

     Interest Income (Expense), Net. Interest income is comprised of interest on cash and short term investments. Interest expense is comprised of interest payable on long-term obligations. Net interest expense was $27,000 in 1995, while the Company recorded a net interest income of $66,000 in 1996, as compared to $470,000 in 1997, as the effect of increasing cash balances outweighed the effect of the increase in long-term liabilities.

     Currency Fluctuations. Although a significant portion of the Company's revenues are denominated in U.S. dollars, a substantial portion of the Company's operating expenses are denominated in French francs. Gains and losses on the conversion to U.S. dollars of assets and liabilities denominated in French francs may contribute to fluctuations in the Company's results of operations, which are reported in U.S. dollars. The Company recorded net foreign exchange gains of $280,000 in 1995, $256,000 in 1996 and $54,000 in 1997. The Company
cannot predict the effect of exchange rate fluctuations on future operating results. To date, the Company has not undertaken hedging transactions to cover its currency exposure, but it may do so in the future.

     Income tax. The Company has recognized French income tax benefits of $5.7 million since inception, including $2.7 million in 1995 and $586,000 in 1997. These income tax benefits represent tax credits for research and development activities conducted in France and the benefits of net operating loss carryforwards, net of valuation allowance. As of December 31, 1997, a valuation allowance of $14.8 million was provided against a net deferred tax asset of $19.8 million. The tax credits for research and development activities will be paid in cash to the Company if the Company is not able to credit them against future income tax liabilities within three fiscal years. In 1997, the Company collected $29,000, representing income tax benefit recorded in 1992. In 1998, the Company expects to receive $2.8 million, representing income tax benefits recorded in 1993 and 1994.

     The Company does not expect to record significant additional tax credits for research and development activities, if any, in the foreseeable future, as the benefit is based on increases in eligible research and development expenses in a given year over the two previous fiscal years.

     As of December 31, 1997, the Company had net operating loss carryforwards in France of approximately $28.9 million of which $5.2 million, $5.6 million, $10.0 million will expire in 2000, 2001 and 2002, respectively, if they are not utilized.


                           PixTech 1997 Annual Report
                                       12

Quarterly Results of Operations

     The following table presents certain unaudited quarterly financial information for each quarter in 1996 and 1997. In the opinion of the Company's management, this information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results set forth herein. The Company's quarterly results are subject to fluctuations and thus, the operating results for any quarter are not necessarily indicative for any future period.

====================================================================================================================================
     (amounts in thousands)                                                       Three Months Ended
                                               Mar. 31,   June 30,   Sept. 30,  Dec. 31,   Mar. 31,  June 30,   Sept. 30,   Dec. 31,
                                                 1996       1996       1996      1996        1997      1997       1997        1997
====================================================================================================================================
Revenues:
------------------------------------------------------------------------------------------------------------------------------------
Cooperation and license
------------------------------------------------------------------------------------------------------------------------------------
  revenues                                     $ 1,890    $ 2,636    $   707    $   207    $   707    $ 1,011    $    --    $   214
------------------------------------------------------------------------------------------------------------------------------------
Product sales                                      183        178         67        363        173        255        152        165
------------------------------------------------------------------------------------------------------------------------------------
Other revenues                                     934         47         11        421        673         47        284        138
====================================================================================================================================
                                                 3,007      2,861        785        991      1,553      1,313        436        517
====================================================================================================================================
Cost of revenues:
------------------------------------------------------------------------------------------------------------------------------------
License fees and royalties                          --         --         --        (45)        --        (61)        --       (120)
====================================================================================================================================
Gross margin:                                    3,007      2,861        785        946      1,553      1,252        436        397
====================================================================================================================================

Operating expenses:
------------------------------------------------------------------------------------------------------------------------------------
Research and development                         3,501      3,721      4,269      4,356      4,174      3,904      3,227      4,192
------------------------------------------------------------------------------------------------------------------------------------
Sales and marketing                                232        214        309        333        380        402        369        345
------------------------------------------------------------------------------------------------------------------------------------
General and administrative                         688        787        630        599        606        682        611        520
====================================================================================================================================
Total operating expenses                         4,421      4,722      5,208      5,288      5,160      4,988      4,207      5,057
====================================================================================================================================
Loss from operations                            (1,414)    (1,861)    (4,423)    (4,342)    (3,607)    (3,736)    (3,771)    (4,660)
====================================================================================================================================
Interest income (expense), net                      97         (9)         3        (25)       131        211         82         46
------------------------------------------------------------------------------------------------------------------------------------
Foreign exchange gain (loss)                        26        316       (137)        51       (238)        67         32        193
------------------------------------------------------------------------------------------------------------------------------------
Loss before income tax benefit                  (1,291)    (1,554)    (4,557)    (4,316)    (3,714)    (3,458)    (3,657)    (4,421)
------------------------------------------------------------------------------------------------------------------------------------
Income tax benefit                                  --         --         --         --         --         --         --        586
====================================================================================================================================
NET INCOME (LOSS)                              $(1,291)   $(1,554)   $(4,557)   $(4,316)   $(3,714)   $(3,458)   $(3,657)   $(3,835)
====================================================================================================================================

     The Company expects that it will continue to experience fluctuations in its quarterly operating results. In the past, these fluctuations have been caused by a variety of factors, including the success of the Company in entering into new FED Alliance Agreements, achieving revenue-producing milestones under the FED Alliance agreements, and the rate of growth of the Company's research and development activities.

Liquidity and Capital Resources

     The Company has used $22.7 million in cash to fund its operations from inception through December 31, 1997, and $27.7 million in capital expenditures and investments. Through December 31, 1997, the Company has funded its operations and capital expenditures primarily from sales of $55.6 million of equity securities and $19.0 million of proceeds from borrowings and sale-leaseback transactions. In 1997, the Company used $9.4 million in cash to fund its operations.

     Capital expenditures were $5.9 million in 1996 and $1.2 million in 1997. In 1996, capital expenditures were primarily for leasehold improvements, facility expansion, and equipment installed in its pilot manufacturing facility, while 1997 capital expenditures remained focused on limited capacity expansion. As of December 31, 1997, the Company had commitments for capital expenditures of approximately $200,000.

     Investments amounted to $10.1 million in 1997 and are related to the security interest granted by the Company to its Asian partner, Unipac, pursuant to the display foundry agreement (the "Foundry Agreement") signed in May 1997 between the Company and Unipac in order to implement volume production of FEDs. Implementing volume production at Unipac's manufacturing plant will require significant capital expenditures. An amount of $16.5 million of capital expenditures is expected to be required which, pursuant to the Foundry Agreement, is expected to be purchased and funded by Unipac. The written bank guaranty provided by the Company to Unipac is expected to be increased from $10.0 million to $13.5 million.

     The Company has existing contracts with two different French ministries providing for the payment of grants to the Company totaling approximately $5.0 million, of which the Company has collected an aggregate amount of $2.2 million


                           PixTech 1997 Annual Report
                                       13
through December 31, 1997 and for which the Company has recognized revenues to date in the aggregate amount of $1.5 million.

     In 1997, the Company entered into a research and development agreement with the European Union and other European industrial companies for an 18 month-period, which began in February 1997. The contribution of the European Union to the costs incurred by the Company amounts to $840,000 over the period. The Company received $423,000 in 1997 from this contribution, which were not recognized as income in 1997 as all conditions stipulated in the agreement were not met.

     Cash flows generated from financing activities were $30.3 million in 1997, as compared to $1.9 million used in financing activities in 1996. These financings consisted primarily of sales of shares of Common Stock in a public offering in Europe and in private placements, resulting in net proceeds to the Company of $15.9 million (net of issuance costs) and $5.7 million, respectively, while long term liabilities increased by $10.0 million, as the Company was granted a $10.0 million loan by the Japanese firm Sumitomo in November 1997 (see "Notes to Consolidated Financial Statements Note 7 - Long term debt"). Cash flow generated from financing activities exclude non-cash transactions related to the sale of 463,708 shares of the Company's Common Stock to Motorola, Inc. (See "Notes to Consolidated Financial Statements Note 11 -- Stockholders' Equity"). As consideration for this stock purchase, an amount of $686,000 has been received in cash and the remaining $1.4 million was in the form of forgiveness of obligations due from the Company to Motorola.

     The Company believes that cash available at December 31, 1997 together with anticipated proceeds during 1998 from the various grants described above and the anticipated increase in product sales will be sufficient to meet its cash requirements, including repayment of the current portion of its long term obligations in the amount of $1.9 million at December 31, 1997, for at least 12 months.

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

     Risks Associated with Contract Manufacturing of FEDs. The Company believes that its ability to commercialize medium to large volumes of FEDs is highly dependent on its ability to have FEDs manufactured by a major manufacturer in the AMLCD industry. In May 1997, the Company signed the Foundry Agreement with Unipac, an AMLCD manufacturer based in Taiwan. Under the agreement, Unipac has installed volume production equipment to produce FEDs at its manufacturing plant, and will begin production for exclusive delivery of FED displays to PixTech. Expectations about the timing of this manufacturing plan with Unipac are forward-looking statements that involve risks and uncertainties, including the ease or difficulty of the transfer of the FED technology to Unipac. If such manufacturing plans are not implemented on a timely basis, the Company will not be able to ship medium to large volumes of FED products, or to obtain a commercially acceptable cost for its FED displays. If the Company is unable to have its FED manufactured in a cost effective manner, the Company would be materially adversely affected. Significant capital expenditure is required in order to install, at the contract manufacturers' facility, equipment that is not common to the AMLCD manufacturing process. A total amount of $16.5 million of capital expenditures is expected to be required which, pursuant to the Foundry Agreement, is expected to be purchased and funded by Unipac. The amount actually expended on capital expenditures could vary significantly depending upon numerous factors, including the inherent unpredictability of the total amount of a large scale capital expenditure program. Should the Company be successful in implementing this contract manufacturing relationship, the Company's reliance on a single contract manufacturer will involve several risks, including a potential inability to obtain an adequate supply of required products, and reduced control over the price, timeliness of delivery, reliability and quality of finished products. Any inability to manage this contract manufacturing relationship or any circumstance that would cause the Company to delay the shipment of its products would have an adverse effect on the Company.


                           PixTech 1997 Annual Report
                                       14

     Products and Manufacturing Processes under Development, Need to Obtain Commercial Yields, Costs of Products. The Company's products and its manufacturing processes are in the development stage. The Company has to date encountered a number of delays in the development of its products and manufacturing processes. No assurance can be given that further delays will not occur. The Company does not plan to increase production from its pilot facility beyond low volume levels. The Company believes that contract manufacturing with Unipac (see "Risks Associated with Contract Manufacturing of FEDs") will make it possible to manufacture volume quantities of FEDs at commercially acceptable costs. However, moving from pilot production to volume production involves a number of steps and challenges. In particular, in order to demonstrate the low cost potential of its FED technology, the Company will need to improve its manufacturing yields. There can be no assurance that the Company will be able to implement processes for the manufacture of volume quantities of FED products at commercially viable cost levels or on a timely basis. If such processes are not successfully implemented, the Company would be adversely affected.

     Display Performance Enhancement. Key elements of display performance are brightness, and stability over time (life time and reliability), as well as power efficiency. PixTech is seeking to balance luminous efficiency with power efficiency to produce bright and low power-consumption displays. Display reliability is heavily dependent upon the manufacturing process used in assembling the displays as well as upon the characteristics of the phosphors used on the anode. In order to produce color displays that will provide the product life necessary for most applications, the Company needs to make further advances in manufacturing processes. There can be no assurance that the Company will be able to improve the reliability and life time of its color FEDs to achieve commercially acceptable performance, or on a timely basis. If such displays performance enhancements are not successfully completed, the Company could be adversely affected.

     Revenues from FED Alliance members. To date, the Company has recorded most of the expected revenues associated with the achievement of contractual milestones under existing FED Alliance agreements, and most future FED Alliance milestone revenues are subject to expansion of the Alliance. Expansion of the FED Alliance is subject, in part, to matters beyond the Company's control. Failure to expand the FED Alliance could adversely affect the Company.

     Competition and Competing Technologies. The market for flat panel display products is intensely competitive and is expected to remain so in the future. The market is currently dominated by products utilizing liquid crystal display ("LCD") technology. LCD technology has continued to improve, and there can be no assurance that advances in LCD technology will not overcome its current limitations. In addition, as some of the basic FED technology is in the public domain, the Company has a number of potential direct competitors developing FED displays. In the event that efforts by the Company's competitors result in the development of products that offer significant advantages over the Company's products, the Company could be adversely affected.

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


                           PixTech 1997 Annual Report
                                       15

     Foreign exchange. A large percentage of the Company's net assets and of the Company's costs is expressed in French Francs. Fluctuations of the parity of the U.S. dollar versus the French Franc may cause significant foreign exchange gains or losses.

     Impact of Year 2000. The Company has conducted a comprehensive review of its computer systems to identify applications that could be affected by the "Year 2000" issue, and has developed an implementation plan to resolve the issue. Management does not expect these costs to have a significant impact on its financial position or results of operations.

     Other important factors which may impact upon the achievement of such goals and forward-looking statements are set forth in Exhibit 99.1 to this Form 10-K, all of which are incorporated herein by reference. No assurance may be given that the Company's strategic goals and other forward-looking statements discussed in this section and elsewhere in this Form 10-K will be achieved.


                           PixTech 1997 Annual Report
                                       16

                      [THIS PAGE INTENTIONALLY LEFT BLANK]










                           PixTech 1997 Annual Report
                                       17

Item 8. Financial Statements and Supplementary Data


                          Index to Financial Statements

                                                                       Page(s)
Report of Independent Auditors .....................................        19

Balance Sheets .....................................................        20

Statements of Operations ...........................................        21

Statements of Stockholders' Equity (Deficit) .......................   22 - 23

Statements of Cash Flows ...........................................        24

Notes to Financial Statements ......................................   25 - 38



                 Financial statement schedules have been omitted since they are not required or are inapplicable

                          [LETTERHEAD OF ERNST & YOUNG]

                           Independent auditors report


The Board of Directors and Shareholders
PixTech, Inc.


     We have audited the accompanying consolidated balance sheets of PixTech, Inc. (a development stage company) as of December 31, 1996 and 1997 and the related consolidated statements of operations, stockholder's equity, and cash flows for the period from June 18, 1992 (date of inception) through December 31, 1997, and for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PixTech, Inc. (a development stage company) at December 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for the period June 18, 1992 (date of inception) through December 31, 1997 and for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                  /s/ Ernst & Young LLP

                                                  ERNST & YOUNG LLP

New York, New York
February 9, 1998


                           PixTech 1997 Annual Report

                                  PixTech, Inc.
                          (a development stage company)

                          Consolidated balance sheets

(in thousands, except per share amounts)
================================================================================================================
                                                                                             December 31,
                                                                                       1996                1997
================================================================================================================
ASSETS
----------------------------------------------------------------------------------------------------------------
Current assets:
----------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents                                                      $  4,266            $ 12,428
----------------------------------------------------------------------------------------------------------------
   Short term investments                                                               --                 1,259
----------------------------------------------------------------------------------------------------------------
   Accounts receivable:
----------------------------------------------------------------------------------------------------------------
       Trade                                                                           1,655                 953
----------------------------------------------------------------------------------------------------------------
       Other                                                                             198                  82
----------------------------------------------------------------------------------------------------------------
   Inventory                                                                             770                 702
----------------------------------------------------------------------------------------------------------------
   Other                                                                               2,975               2,166
================================================================================================================
       Total current assets                                                            9,864              17,590
================================================================================================================
Investments -- long term                                                                --                 8,816
----------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                                    13,409               9,353
----------------------------------------------------------------------------------------------------------------
Goodwill, net                                                                            298                 226
----------------------------------------------------------------------------------------------------------------
Deferred tax assets                                                                    5,167               5,058
----------------------------------------------------------------------------------------------------------------
Other assets -- long term                                                                342                 605
----------------------------------------------------------------------------------------------------------------
Deferred offering costs                                                                  485                --
================================================================================================================
TOTAL ASSETS                                                                        $ 29,565            $ 41,648
================================================================================================================

================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------
Current liabilities:
----------------------------------------------------------------------------------------------------------------
     Current portion of long term debt                                              $    990            $  1,364
----------------------------------------------------------------------------------------------------------------
     Current portion of capital lease obligations                                        921                 599
----------------------------------------------------------------------------------------------------------------
     Current portion of long term liabilities                                          1,890                --
----------------------------------------------------------------------------------------------------------------
     Accounts payable                                                                  5,132               5,053
----------------------------------------------------------------------------------------------------------------
     Accrued expenses                                                                  1,790               1,284
================================================================================================================
       Total current liabilities                                                      10,723               8,300
================================================================================================================
Deferred revenue                                                                       3,226               2,546
----------------------------------------------------------------------------------------------------------------
Long term debt, less current portion                                                   2,146              11,024
----------------------------------------------------------------------------------------------------------------
Capital lease obligation, less current portion                                           833                 441
----------------------------------------------------------------------------------------------------------------
Other long term liabilities, less current portion                                        538                 557
================================================================================================================
       Total liabilities                                                              17,466              22,868
================================================================================================================
Stockholders' equity
----------------------------------------------------------------------------------------------------------------
     Common stock, $0.01 par value, authorized shares--30,000,000;
    issued and outstanding shares--8,141,146; 13,762,732 respectively                     81                 138
----------------------------------------------------------------------------------------------------------------
     Additional paid-in capital                                                       34,085              57,067
----------------------------------------------------------------------------------------------------------------
     Cumulative translation adjustment                                                  (438)             (2,132)
----------------------------------------------------------------------------------------------------------------
     Deficit accumulated during development stage                                    (21,629)            (36,293)
================================================================================================================
       Total stockholders' equity                                                     12,099              18,780
================================================================================================================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 29,565            $ 41,648
================================================================================================================

See accompanying notes.


                           PixTech 1997 Annual Report

                                  PixTech, Inc.
                          (a development stage company)

                          Consolidated balance sheets

(in thousands, except per share amounts)
==============================================================================================================
                                                              Year Ended                        Period from
                                                              December 31,                     June 18, 1992
                                                                                            (date of inception)
                                                                                                   through
                                                                                               Dec. 31, 1997
--------------------------------------------------------------------------------------------------------------
                                                      1995           1996            1997             1997
==============================================================================================================
Revenues
==============================================================================================================
   Cooperation and license revenues               $  9,865         $  5,440         $  1,932          $ 25,210
--------------------------------------------------------------------------------------------------------------
   Product sales                                       808              791              745             2,381
--------------------------------------------------------------------------------------------------------------
   Other revenues                                      840            1,413            1,142             3,938
==============================================================================================================
      Total Revenues                                11,513            7,644            3,819            31,529
==============================================================================================================
Cost of revenues
--------------------------------------------------------------------------------------------------------------
   License fees and royalties                       (1,314)             (45)            (181)           (1,540)
==============================================================================================================
Gross margin                                        10,199            7,599            3,638            29,989
==============================================================================================================

--------------------------------------------------------------------------------------------------------------
Operating expenses
--------------------------------------------------------------------------------------------------------------
   Research, development:
--------------------------------------------------------------------------------------------------------------
      Acquisition of intellectual property rights   (3,111)            --               --              (4,765)
--------------------------------------------------------------------------------------------------------------
      Other                                        (12,527)         (15,848)         (15,497)          (53,239)
--------------------------------------------------------------------------------------------------------------
                                                   (15,638)         (15,848)         (15,497)          (58,004)
--------------------------------------------------------------------------------------------------------------
   Marketing and sales                              (1,688)          (1,089)          (1,496)           (5,174)
--------------------------------------------------------------------------------------------------------------
   Administrative and general expenses              (2,151)          (2,703)          (2,419)          (10,301)
--------------------------------------------------------------------------------------------------------------
                                                   (19,477)         (19,640)         (19,412)          (73,479)
==============================================================================================================
Loss from operations                                (9,278)         (12,041)         (15,774)          (43,490)
==============================================================================================================
Other income / (expense)
--------------------------------------------------------------------------------------------------------------
   Interest income                                     466              428              759             2,020
--------------------------------------------------------------------------------------------------------------
   Interest expense                                   (493)            (362)            (289)           (1,211)
--------------------------------------------------------------------------------------------------------------
   Foreign exchange gains                              280              256               54               654
--------------------------------------------------------------------------------------------------------------
                                                       253              322              524             1,463
==============================================================================================================
Loss before income tax benefit                      (9,025)         (11,719)         (15,250)          (42,027)
==============================================================================================================
Income tax benefit                                   2,720             --                586             5,734
==============================================================================================================
NET LOSS                                          $ (6,305)        $(11,719)        $(14,664)         $(36,293)
==============================================================================================================

--------------------------------------------------------------------------------------------------------------
   Net loss per share                             $   (.82)        $  (1.44)        $  (1.12)
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
   Shares used in computing net loss per share       7,697            8,137           13,140
==============================================================================================================

See accompanying notes.


                           PixTech 1997 Annual Report

                                  PixTech, Inc.
                          (a development stage company)

                 Consolidated Statement of Stockholders' Equity

(in thousands, except per share amounts)
====================================================================================================================================
                                                                             Convertible Preferred Stock
                                                      Series A              Series B             Series C             Series D
------------------------------------------------------------------------------------------------------------------------------------
                                                  Shares                 Shares              Shares               Shares
                                                  issued     Amount      issued   Amount     issued     Amount    issued    Amount
====================================================================================================================================
Balance at June 18, 1992
------------------------------------------------------------------------------------------------------------------------------------
Issuance of convertible preferred stock,
net of issuance costs in 1992, 1993
and 1994                                        1,557,003    $ 2,368     363,447  $ 589     3,044,846    8,615    430,208    $ 1,224
------------------------------------------------------------------------------------------------------------------------------------
Issuance of Common stock
in 1992 and 1993
------------------------------------------------------------------------------------------------------------------------------------
Issuance of Common stock
under stock option plan in 1994
------------------------------------------------------------------------------------------------------------------------------------
Purchase of 28,761 shares of Common
stock--Treasury stock in 1994
------------------------------------------------------------------------------------------------------------------------------------
Translation adjustment
------------------------------------------------------------------------------------------------------------------------------------
Net loss from June 18, 1992 (date
of inception) through December 31, 1994
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                   1,557,003      2,368     363,447    589     3,044,846    8,615    430,208      1,224
------------------------------------------------------------------------------------------------------------------------------------
Reissuance of 28,761 shares
of Common stock held in treasury
------------------------------------------------------------------------------------------------------------------------------------
Issuance of Common stock
under stock option plan
------------------------------------------------------------------------------------------------------------------------------------
Common stock issued in initial public
offering, net of issuance costs--$ 1,080
------------------------------------------------------------------------------------------------------------------------------------
Conversion of preferred stock                 (1,557,003)    (2,368)   (363,447)  (589)   (3,044,846)  (8,615)  (430,208)    (1,224)
------------------------------------------------------------------------------------------------------------------------------------
Translation adjustment
------------------------------------------------------------------------------------------------------------------------------------
Net loss--Year ended December 31, 1995
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Balance at December  31, 1995
------------------------------------------------------------------------------------------------------------------------------------
Issuance of Common  stock under
stock option plan
------------------------------------------------------------------------------------------------------------------------------------
Issuance of warrants in connection
with acquisition of the assets of Panocorp
------------------------------------------------------------------------------------------------------------------------------------
Translation adjustment
------------------------------------------------------------------------------------------------------------------------------------
Net loss--Year ended December 31, 1996
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Balance at December  31, 1996
------------------------------------------------------------------------------------------------------------------------------------
Common stock issued in public
offering, net of issuance costs--$ 796
------------------------------------------------------------------------------------------------------------------------------------
Issuance of Common stock
under stock option plan
------------------------------------------------------------------------------------------------------------------------------------
Translation adjustment
------------------------------------------------------------------------------------------------------------------------------------
Net loss--Year ended December 31, 1997
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                        --         --          --     --            --       --         --         --
====================================================================================================================================

See accompanying notes.


                           PixTech 1997 Annual Report

                                  PixTech, Inc.
                          (a development stage company)

                 Consolidated Statement of Stockholders' Equity

(in thousands, except per share amounts)
====================================================================================================================================
                                                       Common Stock
                                                                                                     Deficit
                                                                                                    accumulated
                                                                           Additional  Cumulative      during
                                                      Shares                Paid-in    translation   development   Treasury
                                                      issued      Amount    Capital    adjustment      stage         stock    Total
====================================================================================================================================
Balance at June 18, 1992
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of convertible preferred stock, net of
issuance costs in 1992, 1993 and 1994                                                                                       $12,796
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of Common stock
in 1992 and 1993                                      132,301    $      1    $    96                                             97
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of Common stock
under stock option plan in 1994                        77,356           1         28                                             29
-----------------------------------------------------------------------------------------------------------------------------------
Purchase of 28,761 shares of Common
stock--Treasury stock in 1994                                                                        $   (11)                   (11)
-----------------------------------------------------------------------------------------------------------------------------------
Translation adjustment                                                                   $  181                                 181
-----------------------------------------------------------------------------------------------------------------------------------
Net loss from June 18, 1992 (date
of inception) through December 31, 1994                                                              $(3,605)                (3,605)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                          209,657           2        123        181       (3,605)        (11)     9,487
-----------------------------------------------------------------------------------------------------------------------------------
Reissuance of 28,761 shares
of Common stock held in treasury                                                   3                                  11         14
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of Common stock
under stock option plan                                 6,902           0          3                                              3
-----------------------------------------------------------------------------------------------------------------------------------
Common stock issued in initial public
offering, net of issuance costs--$ 1,080            2,500,000          25     20,973                                         20,998
-----------------------------------------------------------------------------------------------------------------------------------
Conversion of preferred stock                       5,395,504          54     12,742
-----------------------------------------------------------------------------------------------------------------------------------
Translation adjustment                                                                      334                                 334
-----------------------------------------------------------------------------------------------------------------------------------
Net loss--Year ended December 31, 1995                                                                (6,305)                (6,305)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                        8,112,063          81     33,844        515       (9,910)                24,530
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of Common stock under
stock option plan                                      29,083           0         11                                             11
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of warrants in connection
with acquisition of the  assets of Panocorp                                      230                                            230
-----------------------------------------------------------------------------------------------------------------------------------
Translation adjustment                                                                     (953)                               (953)
-----------------------------------------------------------------------------------------------------------------------------------
Net loss--Year ended  December 31, 1996                                                              (11,719)               (11,719)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                        8,141,146          81     34,085       (438)     (21,629)                12,099
-----------------------------------------------------------------------------------------------------------------------------------
Common stock issued in public
offering, net of issuance costs--$796               5,570,819          56     22,958                                         23,014
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of Common stock
under stock option plan                                50,767           1         25                                             25
-----------------------------------------------------------------------------------------------------------------------------------
Translation adjustment                                                                   (1,694)                             (1,694)
-----------------------------------------------------------------------------------------------------------------------------------
Net loss--Year ended December 31, 1997                                                               (14,664)               (14,664)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                       13,762,732    $    138    $57,067   $ (2,132)   $ (36,293)       --      $18,780
===================================================================================================================================

See accompanying notes.


                           PixTech 1997 Annual Report

                                  PixTech, Inc.
                          (a development stage company)

                      Consolidated statement of cash flows

(in thousands, except per share amounts)
====================================================================================================================================
                                                                            Year Ended                         Period from
                                                                            December 31,                      June 18, 1992
                                                                                                           (date of inception)
                                                                                                                through
                                                                                                             Dec. 31, 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                        1995            1996             1997             1997
====================================================================================================================================
Operating activities
------------------------------------------------------------------------------------------------------------------------------------
     Net loss                                                       $ (6,305)         $(11,719)       $(14,664)         $(36,293)
------------------------------------------------------------------------------------------------------------------------------------
     Adjustments to reconcile net loss to net cash
    (used) by operating activities:
------------------------------------------------------------------------------------------------------------------------------------
     Depreciation and amortization                                     3,488             3,934           3,741            11,566
------------------------------------------------------------------------------------------------------------------------------------
     Gain on disposal of fixed assets                                   --                 (31)           --                 (31)
------------------------------------------------------------------------------------------------------------------------------------
     Deferred taxes                                                   (2,721)              (53)           --              (5,163)
------------------------------------------------------------------------------------------------------------------------------------
     Revenues receivable  "in kind"                                     --                --              --                (312)
------------------------------------------------------------------------------------------------------------------------------------
     Expenses payable  "in kind"                                          24              --              --               1,420
------------------------------------------------------------------------------------------------------------------------------------
     Deferred  "in kind"  revenues                                      --                --              --                 312
------------------------------------------------------------------------------------------------------------------------------------
     Change in assets and liabilities
------------------------------------------------------------------------------------------------------------------------------------
       Accounts receivable--Trade                                     (4,825)            3,749             672              (681)
------------------------------------------------------------------------------------------------------------------------------------
       Accounts receivable--Other                                        504               (21)            102               395
------------------------------------------------------------------------------------------------------------------------------------
       Inventory                                                        (148)             (393)            (28)             (795)
------------------------------------------------------------------------------------------------------------------------------------
       Other assets                                                     (793)             (280)            115            (1,564)
------------------------------------------------------------------------------------------------------------------------------------
       Accounts payable, accrued expenses
       and other assets and liabilities                                2,287              (634)            983             5,722
------------------------------------------------------------------------------------------------------------------------------------
       Deferred revenue                                                2,572               300            (297)            2,780
------------------------------------------------------------------------------------------------------------------------------------
       Taxes, other than income                                         (275)             --              --                 (23)
====================================================================================================================================
     Net cash used in operating activities                            (6,192)           (5,148)         (9,376)          (22,667)
====================================================================================================================================
Investing activities
------------------------------------------------------------------------------------------------------------------------------------
     Additions to property, plant, and equipment                      (2,452)           (5,866)         (1,165)          (17,460)
------------------------------------------------------------------------------------------------------------------------------------
     Reclassification of cash equivalents as investments                --                --           (10,080)          (10,080)
------------------------------------------------------------------------------------------------------------------------------------
     Additions to patents                                               --                (130)           --                (130)
====================================================================================================================================
     Net cash used in investing activities                            (2,452)           (5,996)        (11,245)          (27,670)
====================================================================================================================================
Financing activities
------------------------------------------------------------------------------------------------------------------------------------
     Stock issued                                                     20,998                 3          21,639            55,598
------------------------------------------------------------------------------------------------------------------------------------
     (Purchase) sale of treasury stock                                    11              --              --                --
------------------------------------------------------------------------------------------------------------------------------------
     Proceeds from long-term borrowings                                4,161                97          10,000            16,287
------------------------------------------------------------------------------------------------------------------------------------
     Proceeds from sale leaseback transactions                         2,731              --              --               2,731
------------------------------------------------------------------------------------------------------------------------------------
     Payments for equipment purchases financed by accounts payable    (2,709)             (997)           --              (3,706)
------------------------------------------------------------------------------------------------------------------------------------
     Repayment of long-term borrowings                                (2,074)             (215)           (787)           (3,076)
------------------------------------------------------------------------------------------------------------------------------------
     Repayment of capital lease obligations                             (855)             (876)           (576)           (2,307)
====================================================================================================================================
     Net cash provided by (used in) financing activities               22,263           (1,988)         30,276            65,527
====================================================================================================================================
     Effect of exchange rates on cash                                   (792)             (165)         (1,493)           (2,762)
====================================================================================================================================
     Net increase / (decrease) in cash equivalents                    12,827           (13,297)          8,162            12,428
====================================================================================================================================
Cash and cash equivalents beginning of period                          4,736            17,563           4,266              --
====================================================================================================================================
Cash and cash equivalents end of period                             $ 17,563          $  4,266        $ 12,428          $ 12,428
====================================================================================================================================
Supplemental disclosures of non-cash activities:
------------------------------------------------------------------------------------------------------------------------------------
Equipment acquired under capitalized leases                             --                --              --            $  1,209
------------------------------------------------------------------------------------------------------------------------------------
Equipment purchases financed by accounts payable                        --                --              --            $    920
------------------------------------------------------------------------------------------------------------------------------------
Licenses acquired payable over two or three years                   $  2,111              --              --            $  3,765
------------------------------------------------------------------------------------------------------------------------------------
Acquisitions of intangible by issuance of warrants                      --            $    230            --            $    230
------------------------------------------------------------------------------------------------------------------------------------
Fixed assets disposed of in like-kind exchange                          --            $    468            --            $    468
------------------------------------------------------------------------------------------------------------------------------------
Fixed assets acquired through like-kind exchange                        --            $    499            --            $    499
------------------------------------------------------------------------------------------------------------------------------------
Repayment of long term borrowing                                        --            $    394        $    363          $    757
------------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
------------------------------------------------------------------------------------------------------------------------------------
Interest paid                                                       $    668          $     52        $    184          $    925
====================================================================================================================================

See accompanying notes.

                           PixTech 1997 Annual Report

                                  PixTech, Inc.
                          (a development stage company)

             Notes to Consolidated Financial Statements (continued)
                 (all amounts in thousands except share amounts)


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

The Company was founded to improve, utilize and license certain background technology developed by Laboratoire Electronique de Technologie et d'Instrumentation ("LETI"), a French government-owned research and development laboratory in the field of flat panel displays using electron emitters, known as field emission displays ("FEDs").

The Company has devoted substantially all its efforts to raising capital, conducting research and development activities, forming an alliance of industrial partners (the "FED Alliance") and establishing manufacturing capabilities for its FEDs. Revenues from principal planned operations will mainly consist of product sales. As these revenues have not commenced, PixTech, Inc. is still in a development stage and falls under the provisions of FAS 7 "Accounting and Reporting by Development Stage Enterprises".

2. Summary of the Significant Accounting Policies

o Basis of presentation

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

o Principles of consolidation

The consolidated financial statements include the accounts of PixTech, Inc. and its wholly owned subsidiary PixTech S.A. Intercompany accounts and transactions have been eliminated in consolidation.

o Fiscal Year

The Company ends its fiscal year on December 31.

o Revenue recognition--Cooperation and License Agreements

The Company has entered into Cooperation and License agreements with members of the FED Alliance. Under these contracts, the Company shares technology with such members through cross-licensing provisions. Each contract provides for certain fees and royalties to be paid to the Company. The Company believes that each of the cooperation and license agreements are long-term construction/production contracts pursuant to SOP 81-1 and that the criteria have been satisfied to entitle the Company to partially recognize the revenue under those contracts. Certain fees payable to the Company under these agreements are milestone-related and are due in accordance with the terms of each agreement when the milestone is achieved. Once paid, such fees are irrevocable. The Company recognizes this milestone-related revenue only when each milestone has been fully performed, as agreed by the parties. Costs incurred under these contracts are considered costs in the period incurred, regardless of when related revenue is recognized.

Texas Instruments. The Company entered into a Cooperation and License Agreement with Texas Instruments Incorporated on June 29, 1993. This agreement was terminated on July 15, 1996, and the Company recorded in 1996 cooperation and license revenues under this terminated agreement in the amount of $1,336.


                           PixTech 1997 Annual Report

                                  PixTech, Inc.
                          (a development stage company)

             Notes to Consolidated Financial Statements (continued)
                 (all amounts in thousands except share amounts)


Futaba Corporation. The Company entered into a Cooperation and License Agreement with Futaba Corporation ("Futaba") on November 27, 1993 (the "Futaba Agreement"). Pursuant to the Futaba Agreement, Futaba agreed to pay the Company a license fee upon signing the agreement, which was recognized upon execution of the agreement. Futaba also agreed to a technology transfer fee, payable to the Company in three installments upon the occurrence of certain milestones, and an additional fee payable annually upon the achievement of further product development milestones. Finally, to the extent that Futaba successfully incorporates the cross-licensed technology into its own products, Futaba must make royalty payments in connection with the sale of products incorporating the technology licensed by the Company. At that time, the Company will recognize royalty revenues.

In order to reach certain specified milestones under the Futaba Agreement, the Company performed certain services in the field of technology development. In accordance with the Futaba Agreement, the milestone-related revenue was recognized when the milestone was achieved. The cooperation period between the Company and Futaba expired in January 1997 and the Company will not record any additional milestone based revenues in the future.

Raytheon Company. The Company entered into a Cooperation and License Agreement with Raytheon Company ("Raytheon") on June 1, 1994 (the "Raytheon Agreement"). Pursuant to the Raytheon Agreement, Raytheon agreed to pay the Company a license fee payable in part upon the signing of the agreement and for a specified number of months thereafter. Such license fee was recognized when due. Raytheon also agreed to make two additional payments based on the achievement of certain milestones. Raytheon also must make royalty payments in connection with the sale of products incorporating technology licensed to it by the Company.

In June 1997, the cooperation period between the Company and Raytheon was extended for a period of two years but no revenue is associated with such extension.

To the extent that Raytheon successfully incorporates the cross-licensed technology into its own products, the Company will recognize royalty revenues as Raytheon sells the products.

Motorola, Inc. The Company entered into a Cooperation and License Agreement with Motorola, Inc. ("Motorola") on June 13, 1995 (the "Motorola Agreement"). Pursuant to the Motorola Agreement, Motorola agreed to pay the Company a license fee upon signing the agreement, which was recognized upon execution of the agreement. Motorola also agreed to a technology transfer fee, payable to the Company upon the occurrence of certain milestones, and an additional technology update fee payable annually over a period of three years. Finally, Motorola must make royalty payments in connection with the sale of its own products incorporating the technology licensed by the Company.

In order to reach certain of the specified milestones under the Motorola Agreement, the Company performs services in the field of technology development. In accordance with the Motorola Agreement, the milestone-related payments are irrevocable when paid. Cash milestone-related revenue is recognized when the milestone is achieved. As of December 1997, most of the revenues associated with the achievement of the contractually specified milestones under the Motorola Agreement have been recorded by the Company.

To the extent that Motorola successfully incorporates the cross-licensed technology into its own products, the Company will recognize royalty revenues as Motorola sells the products.

o Revenue Recognition--Product Revenue

Product revenue is recognized upon shipment in the case of standard deliveries, and upon acceptance by the customer in the case of first delivery of a specified product.


                           PixTech 1997 Annual Report

                                  PixTech, Inc.
                          (a development stage company)

             Notes to Consolidated Financial Statements (continued)
                 (all amounts in thousands except share amounts)


o Revenue Recognition--Grants

The Company recognizes revenue from unconditional grants received from governmental agencies in the period granted. Revenue from conditional grants received are recognized when all conditions outlined in the grant have been met.

o Foreign Currency Translation

Assets and liabilities of PixTech S.A. are translated into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the period. The related translation adjustments are reflected in stockholders' equity. Foreign currency gains or losses resulting from transactions are included in results of operations, except for transaction gains and losses attributable to intercompany transactions, and for foreign currency transactions or cash balances that hedge foreign currency commitments; such transactions and cash balances are recorded in the same manner as translation adjustments, as recommended by the Statement of Financial Accounting Standards 52, "Foreign currency translation" ("SFAS 52").

o Net Income (Loss) Per Share

On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No 128, "Earnings per Share", ("SFAS 128").

Prior to the adoption of SFAS 128, net income (loss) per share has been calculated in accordance with the provisions of Accounting Principles Board Opinion 15, "Earnings per Share" (APB 15), using the weighted average number of shares, convertible preferred shares assuming conversion at date of issuance, and dilutive equivalent shares from stock options and warrants using the treasury stock method. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, shares and equivalent shares issued by the Company at prices below the assumed public offering price during the twelve-month period prior to the proposed offering have been included in the calculation as if they were outstanding for all periods presented through the period in which the initial public offering took place (using the treasury stock method and assuming an initial public offering price). Net income (loss) per share also reflects for all periods presented a 2 for 3 reverse stock split which was effective at the closing of the Company's initial public offering.

Pursuant to SFAS 128, the Company is required to change the method currently used to compute earnings per share and to restate all prior periods. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities.

There is no impact of Statement 128 on the previous calculation of loss per share for the financial years ended December 31, 1995, December 31, 1996 or December 31, 1997. As net losses have been reported in these periods, the dilutive effects of stock options and warrants were excluded from the calculation of net loss per share under APB 15.

o Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

o Investments

The Company accounts for investments in accordance with Statement of Financial Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company had no investments at December 31, 1996 or December 31, 1997, other than pledged cash (See Note 6--Short term and long term investments). There were no realized gains or losses on sales of investments in 1995, 1996 or 1997.


                           PixTech 1997 Annual Report

                                  PixTech, Inc.
                          (a development stage company)

             Notes to Consolidated Financial Statements (continued)
                 (all amounts in thousands except share amounts)


o Inventory

Inventory is valued at the lower of cost (first-in, first-out basis) or market. Inventory consists of raw material and spare parts.

o Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets, generally five years for equipment, ten years for building improvements and twenty years for buildings. Equipment financed under capital leases are depreciated over the shorter of the estimated useful life or the lease term. Amortization expense is included within depreciation expense.

o Impairment of Long-Lived Assets

In January 1996, the Company adopted Statement of Financial Accounting Standard 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which establishes criteria for the recognition and measurement of impairment loss associated with long-lived assets. Adoption of SFAS 121 did not have a material impact on the Company's financial position or results of operations.

o Patents and Other Intangible Assets

Patent application and establishment costs are expensed as incurred as research and development costs.

Other intangible assets include primarily goodwill. The carrying value of goodwill is reviewed on an ongoing basis to assess if facts or circumstances suggest that the Company's goodwill may be impaired. If this review indicates that goodwill will not be recoverable, based on the expected future cash flows to be generated by these assets over their remaining amortization period, the Company's carrying value of the goodwill is reduced by the estimated shortfall of discounted cash flows.

o Employee Stock Option Plans

In 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards 123 ("SFAS 123"), "Accounting for Stock Based Compensation". As permitted by SFAS 123, the Company has elected to continue to account for its employee stock option plans and the Employee Stock Purchase Plans in accordance with the provisions of the Accounting Principles Board Opinion 25 "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, when the exercise price of the Company's employee stock options is less than the market price of the underlying shares of the date of grant, compensation expense is recognized.

o Accounting  for Income Taxes

The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

o Pension Costs

In France, legislation requires that lump sum retirement indemnities be paid to employees based upon their years of services and compensation at retirement. The actuarial liability of this unfunded obligation as of December 31, 1996 and December 31, 1997 is $32 and $46, respectively. Pension expense incurred was $13 in 1995, $14 in 1996 and $14 in 1997.


                           PixTech 1997 Annual Report

                                  PixTech, Inc.
                          (a development stage company)

             Notes to Consolidated Financial Statements (continued)
                 (all amounts in thousands except share amounts)



3. Other current assets

The components of other current assets are as follows:

================================================================================
                                                               December 31,
                                                          1996             1997
================================================================================
Value added tax refundable                               $  720           $  882
Grants receivable                                         2,091            1,210
Other                                                       164               74
================================================================================
                                                         $2,975           $2,166
================================================================================


4. Property, Plant and Equipment

The components of Property, Plant and Equipment are as follows:

================================================================================
                                                             December 31,
                                                       1996               1997
================================================================================
Land                                                 $    249          $    218
Buildings and improvements                              2,843             2,532
Machinery and equipment                                16,566            14,941
Furniture and fixtures                                  1,099             1,089
--------------------------------------------------------------------------------
                                                       20,757            18,780
--------------------------------------------------------------------------------
Less accumulated depreciation                          (7,348)           (9,427)
================================================================================
                                                     $ 13,409          $  9,353
================================================================================

In 1994, the Company entered into capital lease agreements for production equipment. The gross and net book values of equipment financed under capital leases amounted $4,409 and $2,207, respectively, at December 31, 1996 and $3,857 and $947, respectively, at December 31, 1997.

Land and buildings with a net book value of $1,100 at December 31, 1997 have been pledged to guarantee a $10,000 loan received from Sumitomo Corporation in November 1997. See note 7--Long-term debt.


5. Goodwill

On February 20, 1996, the Company acquired substantially all the assets of PanoCorp, Inc. ("Panocorp"), a research and development company located in California, in a transaction accounted for as a purchase. The assets of PanoCorp, Inc., principally including fixed assets valued at $120, were purchased for $250 in cash plus 150,000 warrants to purchase shares of the Company's common stock at an exercise price of $11.67 per share. See Note 11--Stockholders' Equity Warrants.

The fair value of the 150,000 warrants was computed using the Black-Scholes model. Pursuant to APB Opinion 16, the value of such warrants was estimated at $230 and the entire transaction generated goodwill of $360. This goodwill is being depreciated over 5 years.

The purchase agreement also calls for the issuance of up to 600,000 additional warrants to the shareholders of PanoCorp, contingent upon the achievement by the Company of specified technical milestones over the next 3 years. No such warrants have been issued at December 31, 1997.


                           PixTech 1997 Annual Report

                                  PixTech, Inc.
                          (a development stage company)

             Notes to Consolidated Financial Statements (continued)
                 (all amounts in thousands except share amounts)



6. Short-term and long-term investment

In August 1997, the Company provided Unipac Optoelectronics Corp. ("Unipac"), its Asian manufacturing partner, with a written bank guaranty in an amount of $10,000 pursuant to the display foundry agreement (the "Foundry Agreement") signed in May 1997 between the Company and Unipac in order to implement volume production of FEDs at its manufacturing line. The Company granted the issuing banks a security interest in its cash and cash equivalents for the same amount. The pledged cash and cash equivalents have been recorded as short-term and long-term investments in the balance sheet. Under certain conditions of the Foundry Agreement, Unipac can sell to the Company certain equipment. The payment for such equipment will be secured by Unipac through the exercise of the bank guaranty. Both the amount of the guaranty to Unipac and the amount of the security interest to the banks will be reduced by 1/24th of the initial amount at the end of each quarter, starting June 1998.

7. Long-term debt

Long-term debt consists of the following :

================================================================================
                                                              December 31,
                                                           1996          1997
================================================================================
Loan payable (a)                                             --        $ 10,000
Non interest-bearing loan from ANVAR (b)                 $  2,482         2,004
Equipment purchase loans (c)                                  269           172
Loan payable (d)                                              118            45
Loan payable (e)                                              267           167
--------------------------------------------------------------------------------
                                                            3,136        12,388
--------------------------------------------------------------------------------
Less: current portion                                        (990)       (1,364)
--------------------------------------------------------------------------------
Total long-term debt, less current portion               $  2,146      $ 11,024
================================================================================

(a) In November 1997, Sumitomo Corporation ("Sumitomo") granted PixTech a $10,000 loan repayable over a period of three years. Of this $10,000 amount, $5,000 represents a straight loan payable in four equal installments every 6 months starting 18 months after funding, bearing interest at prime rate plus 0.75% per annum. The remaining amount of $5,000 represents a convertible loan payable in November 2000, bearing interest at prime rate plus 0.75% per annum, and partially or totally convertible, at Sumitomo's option into shares of Common Stock of the Company at a conversion price equal to 80% of the market price on the conversion date. This option is exercisable starting 1999 and expires November 2000. As part of the Sumitomo Agreement, the loan is partially secured as follows: (i) the Company pledged certain PixTech S.A. land and constructions located in Rousset. See Note 4-- Property, plant and equipment; (ii) the French atomic energy agency, Commissariat a l'Energie Atomique ("CEA"), has guaranteed certain contingent payment obligations towards Sumitomo in case of default by PixTech. See Note 16-- Related parties transactions. In addition, should the Company default on the repayment of the loan, the Company will remit to Sumitomo two thirds of any royalty amount received from any licensee until all obligations to Sumitomo are satisfied.

(b) The Company entered into a development contract with a French Public agency ANVAR in 1993. Under this agreement, the Company received a non-interest bearing loan. Repayment of this loan started in 1997.

(c) In 1994, the Company was granted a $686 loan from a supplier of a piece of particular equipment. This loan is payable in 8 installments of $77, including interest at 6.50%, over a period of 4 years starting in May 1996.

(d) In 1994, the Company was granted a loan, which bears interest at 5% and is repayable in 8 installments of approximately $17 over two years starting in December 1996.

(e) In 1995, the Company was granted a bank loan, which bears interest at 6.37% and is repayable in 20 installments of approximately $20 over 5 years starting in July 1995.


                           PixTech 1997 Annual Report

                                  PixTech, Inc.
                          (a development stage company)

             Notes to Consolidated Financial Statements (continued)
                 (all amounts in thousands except share amounts)



Future minimum payments under these obligations are as follows:

================================================================================
Year ending December 31,
================================================================================
1998                                                                     $ 1,364
1999                                                                       5,990
2000 (f)                                                                   5,034
================================================================================
Total minimum payments                                                   $12,388
================================================================================

(f) Includes the $5,000 convertible loan repayable in November 2000, and partially or totally convertible into shares of Common Stock of the Company after April 7, 1999. See note (a) above.


8.   Capital leases

================================================================================
                                                             December 31,
                                                        1996              1997
================================================================================
Capital lease obligations                             $ 1,753           $ 1,040
Less: current portion                                    (921)             (599)
================================================================================
                                                      $   833           $   441
================================================================================

In December 1994, the Company completed several sale-leaseback transactions whereby equipment with a net book value of $4,219 was financed through three to five-year capital lease obligations, effective December 1994. At December 31, 1997, the net book value of this equipment was $ 947.

Future minimum payments under these obligations are as follows:

================================================================================
Year ending December 31,
================================================================================
1998                                                                    $   746
1999                                                                        377
2000                                                                        146
================================================================================
Total minimum payments                                                    1,269
--------------------------------------------------------------------------------
Less: amount representing interest                                         (229)
--------------------------------------------------------------------------------
Present value of minimum capitalized lease payments                     $ 1,040
================================================================================


9. Commitments and contingencies

o Operating leases

The Company is obligated under operating lease agreements for equipment and manufacturing and office facilities.

The Company leases certain equipment under a cancelable operating lease with terms of 60 months through 1999. The total amount of the base rent payments has been charged as an expense on the straight line method over the term of the lease.

The Company leases its main manufacturing and office facilities under a non-cancelable operating lease which expires September 2000.


                           PixTech 1997 Annual Report

                                  PixTech, Inc.
                          (a development stage company)

             Notes to Consolidated Financial Statements (continued)
                 (all amounts in thousands except share amounts)



Minimum annual rental commitments under non cancelable leases at December 31, 1997, are as follows :

================================================================================
Year ending December 31,
================================================================================
1998                                                                       1,222
1999                                                                       1,069
2000                                                                         717
2001                                                                           3
2002                                                                           1
================================================================================
Total minimum payments                                                    $3,012
================================================================================


Rental expense for all operating leases consisted of the following:
--------------------------------------------------------------------------------
                                              1995         1996          1997
--------------------------------------------------------------------------------
Rent expense for operating leases           $1,237       $1,439         $1,245
--------------------------------------------------------------------------------

o License Agreement and Research and Development Agreement with CEA

See Note 16 -- Related Party Transactions


10. Fair Value of Financial Instruments

At December 31, 1996 and 1997, the carrying values of financial instruments such as cash and cash equivalents, short term investments, accounts receivable and payable, other receivables and accrued liabilities and the current portion of long-term debt approximated their market values, based on the short-term maturities of these instruments. At December 31, 1997, the fair value of long-term investments, with total book value of $8,816 was $7,222. At December 31, 1996 and 1997, the fair values of long-term debt and other long-term liabilities, with book value of $3,517 and $6,455 were $3,128 and $5,739, respectively. Fair value is determined based on expected future cash flows, discounted at market interest rates, and other appropriate valuation methodologies.


11. Stockholders' Equity

The share amounts and per share dollar amounts included herein reflect the effect of the 2 for 3 reverse stock split which was effective on July 18, 1995.

o Common Stock

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


                           PixTech 1997 Annual Report

                                 PixTech, Inc.
                         (a development stage company)

             Notes to Consolidated Financial Statements (continued)
              (all amounts in thousands except per share amounts)



In February 1997, the Company sold 463,708 shares of the Company's Common Stock to Motorola, Inc., in a private placement at a price of $4.50 per share, resulting in net proceeds of $2,086, of which $686 was in cash and $1,400 was in the form of forgiveness of amounts owed to Motorola.

In February 1997, the Company sold 1,111,111 shares of the Company's Common Stock to United Microelectronics Corporation, the parent company of Unipac Optoelectronics Corporation, in a private placement at a price of $4.50 per share resulting in net cash proceeds of $5,000.

At December 31, 1997, all outstanding shares of the Company are shares of Common Stock.

o Convertible preferred stock

All of the Company's issued shares of Convertible Preferred Stock automatically converted into shares of Common Stock upon the closing of the Company's initial public offering. There is no longer any Convertible Preferred Stock outstanding.

o Preferred Stock

The Company's Board of Directors has the authority to issue up to 1,000,000 shares of Preferred Stock and to fix the relative rights thereof.


o Stock Options

The Company adopted a stock option plan on November 30, 1993 (which was amended and restated in May 1995 and in April 1997), under which options to purchase shares of common stock may be granted to key employees and consultants of the Company. The plan provides that the option price shall be determined by the Compensation Committee of the Board of Directors and that no portion of the option may be exercised beyond ten years from the date of grant. Options which are outstanding at December 31, 1997, become exercisable within a certain period of time or when specific milestones are completed.

The activity under the option plan was as follows:

-------------------------------------------------------------------------------------
                                               Shares        Options       Weighted
                                              available     outstanding    Average
                                                                         Option Price
                                                                           per Share
-------------------------------------------------------------------------------------
Balances at December 31, 1994                  607,642        638,041
  Additional shares reserved                   533,333           --
  Options granted                             (604,936)       604,936         $2.554
  Options exercised                               --           (6,903)         0.375
  Options terminated unexercised                 8,000         (8,000)         0.609
-------------------------------------------------------------------------------------
Balance at December 31, 1995                   544,039      1,228,074
=====================================================================================
  Options granted                             (365,850)       365,850          8.018
  Options exercised                               --          (29,083)         0.375
  Options terminated unexercised               100,567       (100,567)         2.859
-------------------------------------------------------------------------------------
Balance at December 31, 1996                   278,756      1,464,274
=====================================================================================
  Additional shares reserved                   800,000           --
  Options granted                           (1,121,050)     1,121,050          4.300
  Options exercised                               --          (52,989)         0.506
  Options terminated unexercised               464,193       (464,193)         7.875
-------------------------------------------------------------------------------------
Balance at December 31, 1997                   421,899      2,068,142
=====================================================================================

                           PixTech 1997 Annual Report

                                 PixTech, Inc.
                         (a development stage company)

             Notes to Consolidated Financial Statements (continued)
              (all amounts in thousands except per share amounts)


Options to purchase 450,556 shares and 748,667 shares were exercisable at weighted-average exercise prices of $0.789 and $1.110 at December 31, 1996 and December 31,1997, respectively.

Exercise prices for options outstanding as of December 31, 1997 ranged from $0.375 to $9.750. The weighted average remaining contractual life of those options is 7.94 years.

In May 1995, the Company adopted the 1995 Director Stock Option Plan (the "Director Stock Plan"), which provides for the issuance of up to 50,000 shares of the Company's stock. The Director Stock Plan provides for an automatic grant of options to purchase the Company's stock at its fair market value to the non-employee directors of the Company upon election or re-election to the Board of Directors. Under the Director Stock Plan, a director was granted 6,000 options at an exercise price of $8.625 in April 1996, and two directors were both granted 6,000 options at an exercise price of $3.91 per share in April 1997. As the exercise price was equal to market price on the grant date, no compensation expense was incurred.

Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following average assumptions for both years : risk-free interest rates of 3%; dividend yields of 0%; volatility factors of the expected market price of the Company's shares of Common Stock of 0.30 ; and a weighted-average expected life of the option of 4 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows (in thousands except for loss per share information) :

================================================================================
                                          1995           1996            1997
================================================================================
Pro forma net loss                      $(6,352)       $(12,073)       $(15,026)
Pro forma loss per share                $  (.83)       $  (1.48)       $  (1.14)
================================================================================

The weighted-average fair value of options granted during 1995, 1996 and 1997 were $0.84, $3.95 and $0.18, respectively.

o Warrants

In December 1994, in connection with various equipment leases, the Company entered into a warrant agreement. Under this agreement, the Company granted a right to purchase 62,500 shares of Common Stock of the Company at a purchase price of $2.88 per share. No value was ascribed to the warrant. This warrant expires on July 18, 2000.

In February 1996, in order to finance partially the purchase of PanoCorp assets, the Company granted 150,000 warrants to purchase shares of the Company's common stock at an exercise price of $11.67 per share. See Note 5--Goodwill.

In February 1997, in connection with the purchase of 463,708 shares of the Company's Common Stock, Motorola received warrants to purchase an additional 463,708 shares of the Common Stock of the Company at a price of $5.50 per share, which expire on December 31, 1998. As of December 31, 1997, these warrants have not been exercised.

                           PixTech 1997 Annual Report

                                 PixTech, Inc.
                         (a development stage company)

             Notes to Consolidated Financial Statements (continued)
              (all amounts in thousands except per share amounts)


o Employee Stock Purchase Plan

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

At December 31, 1997, 3,316,249 shares of Common Stock are reserved for shares issuable under the Purchase Plan or upon exercise of stock options and warrants.


12. Other and deferred revenues

Other revenues and deferred revenues include the following:

====================================================================================
                                                          December 31,
                                                     1996               1997
                                                 Other   Deferred    Other  Deferred
====================================================================================
Grant from French Ministry of Industry (a)      $  800   $2,091   $  663   $1,210
Grant from French local authorities (b)            117    1,044      144      913
Grant from European Union, Esprit Program (c)       --       --       --      423
Insurance refund (d)                                --       --      292       --
Other (e)                                          496       91       43       --
====================================================================================
TOTAL                                           $1,413   $3,226   $1,142   $2,546
====================================================================================



(a) In December 1994, the Company was awarded a grant of $2,800 from the French Ministry of Industry to support manufacturing of FEDs. This grant covered a period of two years. In 1996 and 1997, the Company collected $800 and $663, respectively. Such payments were recognized as income respectively in 1996 and in 1997, as all conditions have been met.

(b) PixTech SA was awarded certain incentives to establish its manufacturing facilities in Montpellier, France. These incentives are partially subject to maintaining an operating facility in this location for a certain period of time. In 1997, no revenue was recognized in relation to these incentives. Revenue is deferred until all conditions are met. In 1997, revenue recognized in the amount of $144 is related to various incentives granted by French local authorities.

(c) In February 1997, the Company entered into an R&D agreement with the European Union and other European industrial companies for 18 months starting February 1, 1997. The contribution of the European Union to the costs incurred by the Company amounts to $840 over the period. The Company received $423 in 1997 from this contribution. This contribution was not recognized as income in 1997 as all conditions stipulated in the agreement were not met.

(d) In September 1997, the Company collected an amount of $620 in payment under its business insurance policy to cover losses incurred after certain physical damages suffered in the Company's pilot manufacturing facility in April 1997. An amount of $328 representing reimbursement of direct costs was recorded as reduction in research and development expenses. The remaining amount of $292 covering consequential losses was reflected as other revenues in 1997.

(e) Amounts relating to payments received by the Company from entities primarily for the performance of miscellaneous services.

                           PixTech 1997 Annual Report

                                 PixTech, Inc.
                         (a development stage company)

             Notes to Consolidated Financial Statements (continued)
              (all amounts in thousands except per share amounts)


13. Income Taxes

Income (loss) before income tax benefit consists of the following:
================================================================================
                                                     December 31,
                                           1995         1996         1997
================================================================================
France                                    $ (9,792)   $(10,556)   $(13,567)
Rest of world                                  767      (1,161)     (1,683)
================================================================================
Income (loss) before income tax benefit   $ (9,025)   $(11,719)   $(15,250)
================================================================================


The income tax benefit consists of the following:
================================================================================
                                                     December 31,
                                           1995         1996         1997
================================================================================
Deferred:
     France                               $  2,720          --    $    586
     Rest of world                              --          --          --
================================================================================
Total                                     $  2,720          --    $    586
================================================================================


A reconciliation of income taxes computed at the French statutory rate (41.67%) to the income tax benefit is as follows:
================================================================================
                                                     December 31,
                                           1995         1996         1997
================================================================================
Income taxes computed at the French
 statutory rate                           $  3,309    $  4,297    $  6,354
Operating losses not utilized               (3,309)     (4,297)     (6,354)
Research credits                             2,720          --         586
================================================================================
Total                                     $  2,720          --    $    586
================================================================================

No U.S. income tax expense was realized and no U.S. income taxes were paid in periods ended December 31, 1995, December 31, 1996 and December 31, 1997.

                           PixTech 1997 Annual Report

                                 PixTech, Inc.
                         (a development stage company)

             Notes to Consolidated Financial Statements (continued)
              (all amounts in thousands except per share amounts)


Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes consist of the following:

================================================================================
                                                     December 31,
                                             1995        1996         1997
================================================================================
Deferred tax assets:
     Net operating loss carryforwards       $4,357      $6,788     $12,058
     Deferred revenue                        1,263       1,201         355
     Research credit carryforwards           7,087       8,193       8,000
--------------------------------------------------------------------------------
                                            12,707      16,181      20,413
Deferred tax liabilities:
     Revenue not currently taxable            (741)         --          --
     Deferred revenue                           --          --        (412)
     Deferred expense                         (272)       (145)       (165)
--------------------------------------------------------------------------------
       Total deferred tax assets            11,694      16,039      19,835
Valuation allowance                         (6,225)    (10,869)    (14,777)
--------------------------------------------------------------------------------
Deferred tax assets                         $5,469      $5,167      $5,058
================================================================================

Net operating loss carryforwards can be credited against future income in France. Net operating loss carryforward of: $5,244 expire in 2000, $5,588 in 2001, $10,005 in 2002 and $8,099 can be carried forward indefinitely.

Research credit carryforwards derive from the Company's subsidiary PixTech SA. In France, research credit carryforwards are calculated following certain rules defined by the Tax administration. The Company is entitled to full payment by the Tax administration of these research credit carryforwards if they are not credited against income tax liabilities within a period of three financial years. In 1997, the Company collected $29 representing income tax benefit recorded in 1992.


14. Industry and Geographic information

The Company operates in one industry segment, the development, manufacturing and licensing of flat panel displays using electron emitters. Operations are conducted in France. Revenues are principally derived from relationships with companies in the United States and Japan, and grant revenue from authorities in France.


15. Significant customers

Historically, the Company derived its revenues principally from members of the FED Alliance. Net revenues from the FED Alliance customers represented approximately 90%, 75% and 50% of the Company's net revenues for the fiscal years 1995, 1996 and 1997, respectively.

Revenues derived from FED Alliance members are of a non-recurring nature.

                           PixTech 1997 Annual Report

                                 PixTech, Inc.
                         (a development stage company)

             Notes to Consolidated Financial Statements (continued)
              (all amounts in thousands except per share amounts)


16. Related Party transactions

In September 1992, the Company entered into a license agreement with CEA. CEA holds a controlling interest in CEA Industrie, a shareholder of the Company. Under this agreement, CEA granted to the Company a royalty bearing, worldwide, exclusive license to all patents held by CEA in the field of FEDs, with a right to sublicense these patents under certain conditions. The consideration for this license is a payment of license fees and royalties based on the Company's sales and the license fees and royalties collected by the Company. No expense was recorded in 1993 and 1994 with respect to license fees and royalties due to CEA. In 1995, $1,000 was accrued in respect of license fees and royalties due to CEA in 1996. In order for the Company to maintain an exclusive license, it was required to make minimum royalty payments beginning in 1996. An amount of $45 payable to CEA in 1997 was accrued in 1996. By paying the remaining amount due to LETI, the Company will fulfill the minimum royalty obligations to LETI through 1998.

On October 22 1997, an amendment to the LETI License Agreement was signed between the CEA and the Company for a period of three years (the "1997 CEA Amendment"), in return for CEA guarantying certain contingent payment obligations towards Sumitomo Corporation ("Sumitomo"). See Note 7 -- Long term debt. The royalty rates and minimum payments from the Company to CEA are temporarily increased. In addition, the Company will give a security interest to CEA on all its patents during the term of the amendment. An amount of $109 payable to CEA in 1998 was accrued in 1997, which included a minimum royalty obligation of $100 pursuant to the 1997 CEA Amendment.

In September 1992, the Company entered into a three-year renewable R&D agreement with CEA, under which CEA, through its laboratory LETI, performs certain research and development activities for the benefit of the Company. This program was extended for a second three-year period ending on January 1, 1999, subject to further extension by mutual agreement of the parties. The consideration received by the CEA for this R&D activity in 1997 amounted to approximately $640.

In connection with the above R&D agreement with CEA, the Company expensed $1,700, $644 and $637 in 1995, 1996 and 1997, respectively, of which $1,300,
$644 and $637 is included in research and development costs in 1995, 1996 and 1997, respectively. The balance primarily represents purchases of equipment, less recoverable value added tax.

17. License

In connection with the Company's license of its technology to an FED Alliance member, the Company acquired a worldwide, non-exclusive royalty-free license to such FED Alliance member's background FED technology, as well as a right to grant royalty-free sublicenses to the other FED Alliance members. The Company was obligated to pay certain license fees in connection with the acquisition of these rights from such FED Alliance member; these payments to the FED Alliance member were $650 in 1995 and $650 in 1996. In 1997, the Company recorded cooperation and license revenues in the amount of $707, in consideration of the cancellation of same amount which had been included in accounts payable in relation to accrued license fees due this FED Alliance member.

In connection with the Company's license of its technology to another FED Alliance member, the Company also acquired a worldwide, non-exclusive license, without the right to sublicense, to certain technology of such FED Alliance member. The Company was obligated to pay certain license fees in connection with the acquisition of these rights; these payments to the FED Alliance member were $1,000 in 1995, $1,000 in 1996. The remaining license fees payable to this FED Alliance member in the amount of $1,400 were canceled in 1997, as consideration for the purchase by such FED Alliance member of shares of the Company's Common Stock in February 1997.

                           PixTech 1997 Annual Report

                                 PixTech, Inc.
                         (a development stage company)


o Item 9.  Changes in and  Disagreements  with  Accountants  on  Accounting  and
           Financial Disclosures

Not Applicable

# PART III

o Item 10. Directors and Executive Officers of the Registrant

The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I, Item 1A hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the caption "Election of Directors" in the Company's Proxy Statement relating to its Annual Meeting of Stockholders scheduled for March 25, 1998 (the "Proxy Statement").

o Item 11. Executive Compensation

The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Proxy Statement.

o Item 12. Security Ownership of Certain Beneficial Owners and Management

The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Share Ownership" in the Proxy Statement.

o Item 13. Certain Relationships and Related Transactions

The  response  to  this  item is  incorporated  herein  by  reference  from  the discussion responsive thereto under the caption, "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement and from Note 16 to the Financial Statements included herein.


# PART IV

o Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(A) 1. FINANCIAL STATEMENTS

The financial statements are listed under Item 8 of this report.

2. FINANCIAL STATEMENT SCHEDULES

The financial statement schedules are listed under Item 8 of this report.

(B) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fourth quarter of 1997.


(C) EXHIBITS

--------------------------------------------------------------------------------
Number   Footnote   Description
--------------------------------------------------------------------------------
3.1        1        Restated Certificate of Incorporation of Registrant.

3.2        2        Restated By-Laws of Registrant.

4.1        3        Specimen  certificate  for  shares  of  Common  Stock of the
                    Registrant.

4.2        3        Warrant to  purchase  62,500  shares of Common  Stock of the
                    Registrant issued to Comdisco, Inc.


                           PixTech 1997 Annual Report

                                 PixTech, Inc.
                         (a development stage company)


--------------------------------------------------------------------------------
Number   Footnote   Description
--------------------------------------------------------------------------------

4.3        6        Warrant to purchase  150,000  shares of Common  Stock of the
                    Registrant issued to PanoCorp Display Systems, Inc.

4.4 Warrant to purchase 463,708 shares of Common Stock of the Registrant issued to Motorola, Inc.

4.5        10       Convertible  Note  issued  by  Pixtech,   Inc.  to  Sumitomo
                    Corporation dated October 27, 1997

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


                           PixTech 1997 Annual Report

                                 PixTech, Inc.
                         (a development stage company)

--------------------------------------------------------------------------------
Number   Footnote   Description
--------------------------------------------------------------------------------
10.17      3        Amended and Restated Investor Rights and Stockholder  Voting
                    Agreement dated as of December 24, 1993, as amended, among the Registrant and certain of its stockholders.

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

10.25      5,7      Termination  Agreement  dated  July,  15,  1996  between the
                    Registrant and Texas Instrument Incorporated

10.26      5        Amendment No. 1, dated February 6, 1997, to the  Cooperation and Licence Agreement between the Registrant and Motorola.

10.27      8        Stock Purchase  Agreement  dated February 14, 1997,  between the Registrant and United Microelectronics Corporation

10.28      8        Stock and Warrant Purchase  Agreement dated February 6, 1997 between the Registrant and Motorola, Inc.

10.29      9        Foundry   Agreement   between   PixTech,   S.A.  and  Unipac
                    Optoelectronics Corporation dated May 22, 1997.

10.30      11       Distribution  and  Financing   Agreement   between  Sumitomo
                    Corporation,  PixTech Inc. and PixTech S.A. dated as of July
                    21, 1997

10.31      12       Cross-Licensing  Period  Extension  between Raytheon Company and Pixel International, S.A. (now PixTech S.A.) dated as of
                    September 4, 1997.

10.32      13       Amendment  No 4 to the License  Agreement  on the  Microtips
                    Display  between  Pixtech,   S.A.  and  the  Commissariat  a
                    l'Energie Atomique (the "CEA")


                           PixTech 1997 Annual Report

                                 PixTech, Inc.
                         (a development stage company)


--------------------------------------------------------------------------------
Number   Footnote   Description
--------------------------------------------------------------------------------

10.33      14       Credit Agreement  between Sumitomo  Corporation and PixTech,
                    Inc. dated as of July 21, 1997

11.1       3        Statement re: computation of per share earnings--Pro Forma.

12.1       3        Statement re: computation of ratios.

21.1       3        Subsidiaries of the Registrant.

23.1                Consent of Ernst & Young.

27                  Financial Data Schedule

99.1                Important Factors Regarding Forward-Looking Statements.
--------------------------------------------------------------------------------


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

(8) Filed as an Exhibit with the same number to the PixTech, Inc. Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.

(9) Filed as Exhibit 10 to the PixTech, Inc. Form 10-Q for the fiscal quarter ended June 30, 1997 and incorporated herein by reference.

(10) Filed as Exhibit 9.1 to the PixTech, Inc. Form 10-Q for the fiscal quarter ended September 30, 1997 and incorporated herein by reference.

(11) Filed as Exhibit 10.1 to the PixTech, Inc. Form 10-Q for the fiscal quarter ended September 30, 1997 and incorporated herein by reference.

(12) Filed as Exhibit 10.3 to the PixTech, Inc. Form 10-Q for the fiscal quarter ended September 30, 1997 and incorporated herein by reference.

(13) Filed as Exhibit 10.4 to the PixTech, Inc. Form 10-Q for the fiscal quarter ended September 30, 1997 and incorporated herein by reference.

(14) Filed as Exhibit 10.2 to the PixTech, Inc. Form 10-Q for the fiscal quarter ended September 30, 1997 and incorporated herein by reference.


                           PixTech 1997 Annual Report

                                 PixTech, Inc.
                         (a development stage company)

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                                     PIXTECH



Dated: February 18, 1998                     By: /S/ JEAN-LUC GRAND-CLEMENT
------------------------                         -------------------------------
                                                     Jean-Luc Grand-Clement,
                                                           President

      Signature                               Title                                     Date
-----------------------------------------------------------------------------------------------------
/S/ JEAN-LUC GRAND-CLEMENT
------------------------------
    Jean-Luc Grand-Clement         President, Chief Executive Officer              February 18, 1998
                                   and Chairman of the Board
                                   of Directors (Principal Executive Officer)


/S/ YVES MOREL
------------------------------
    Yves Morel                     Chief Financial Officer                         February 18, 1998
                                   (Principal Financial Officer)


/S/ JEAN-PIERRE NOBLANC
------------------------------
    Jean-Pierre Noblanc            Director                                        February 18, 1998


/S/ PIERRE-MICHEL PICCINO
------------------------------
    Pierre-Michel Piccino          Director                                        February 18, 1998


/S/ WILLIAM C. SCHMIDT
------------------------------
    William C. Schmidt             Director                                        February 18, 1998


/S/ JOHN A. HAWKINS
------------------------------
    John A. Hawkins                Director                                        February 18, 1998

                           PixTech 1997 Annual Report

                      [THIS PAGE INTENTIONALLY LEFT BLANK]













                           PixTech 1997 Annual Report

                      [THIS PAGE INTENTIONALLY LEFT BLANK]











                           PixTech 1997 Annual Report

                                  PixTech, Inc.
                          (a development stage company)

                        Stockholder and Other Information



o Trademarks
PixTech(R) is a registered trademark of the Company.


o Auditors
Ernst & Young LLP
787 Seventh Avenue
New York, New York, US 10019
(212) 773- 3000


o Legal Counsel
Palmer & Dodge LLP
One Beacon Street
Boston, Massachusetts 02108
(617) 573-0100


o Transfer Agent & Registrar
American Stock Transfer & Trust Company
40 Wall Street--46th floor
New York, NY 10005
(718) 921-8275


o Annual Meeting of Stockholders

The Annual  Meeting of  Stockholders  of
PixTech, Inc. will be held on Wednesday, March 25, 1998 at 3 p.m. local time at the Grand Hyatt, Park Avenue, Grand
Central, in New York, New York.


o Investor Relations Contact

Yves Morel
Chief Financial Officer
PixTech
Avenue Olivier Perroy--Zone Industrielle de Rousset
13790 Rousset--France
Phone: 011-33-4-42-29-10-00
Fax: 011-33-4-42-29-05-09
E-mail: ymorel@compuserve.com

Lippert/Heilshorn & Associates
300 Montgomery Street, Suite 1140
San Fancisco, CA 94104
Phone: (415) 433-3777
Fax: (415) 433-5577
E-mail: lillian@lhai.com

Actus Finance & Communication
11, rue Quentin Bauchart
75008 Paris, France
Phone : 011-33-1-53-67-36-36
Fax : 011-33-1-53-67-36-37
E-mail: agorddard@actigroup.com


o Market for Common Stock
NASDAQ National Market Symbol: PIXT
EASDAQ Market Symbol : PIXT


o Stock Prices

================================================================================
                            FY 1998                       FY 1997
                        High       Low                High       Low
================================================================================

Fourth Quarter          --         --                $3 7/8      $2

Third Quarter           --         --                $4 1/4      $3 1/8

Second Quarter          --         --                $4 3/4      $3 3/8

First Quarter (*)      $3 3/4    $2 7/16             $6 3/8      $4 1/8
================================================================================
(*) for the period from January 1,1998 to February 9, 1998.

On February 9, 1998, there were approximately 69 stockholders of record. The Company has never declared or paid any cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future.

                                  PixTech, Inc.
                          (a development stage company)

                              Corporate Information

================================================================================

o Directors                               o Executive Officers

Jean-Luc Grand-Clement (3)                Jean-Luc Grand-Clement
Chairman, CEO and President               Chairman, CEO and President

William Schmidt (2)(3)                    Richard Rodriguez
Vice President                            Executive Vice President
Advent International                      Chief Operating Officer

Pierre-Michel Piccino (1)                 Francis G. Courreges
Senior Partner                            Executive Vice President
Baring Venture Partners Ltd
                                          Jean-Jacques Louart
Jean-Pierre Noblanc (2)                   Vice President, Operations
Director of Electronics Components
CEA industrie                             Michel Garcia
                                          Vice President, Industrial Partners
John Hawkins (1)
Managing Partner                          Thomas Holzel
Generation Partners                       Vice President, Sales and Marketing

                                          Yves Morel
(1) Member of the Compensation Committee  Chief Financial Officer

(2) Member of the Audit Committee

(3) Director Nominee

================================================================================