Form 10-Q
period 1998-03-31
PIXTECH INC /DE/
filed 1998-05-14
CIK 946144

                                   FORM 10-Q
                                   ---------

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                 For the quarterly period ended March 31, 1998
                                                --------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the transition period from ______ to ______
                Commission file number 0-26380

                                 PIXTECH, INC.
-------------------------------------------------------------------------------
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


The number of shares outstanding of each of the issuer's classes of common stock as of

                 Class                      Outstanding at May 7, 1998
                 -----                      --------------------------
     Common Stock, $.01 par value                   14,776,732

                                 PIXTECH, INC.
                                 -------------
                               TABLE OF CONTENTS
                               -----------------

                                                                          PAGE NO.
PART I  FINANCIAL INFORMATION
         ITEM 1 Financial Statements

                Balance Sheets as of March 31, 1998
                and December 31, 1997.................................         3

                Statements of Operations for the Three Months
                Ended March 31, 1998 and 1997,
                and the period from June 18, 1992 through
                March 31, 1998........................................         4

                Statements of Cash Flows for the Three Months
                ended March 31, 1998 and 1997, and the period
                from June 18, 1992 through March 31, 1998.............         5

                Statement of Stockholders' Equity.....................     6 - 7

                Notes to Financial Statements.........................     8 - 9

        ITEM 2  Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations...........................................    10 - 14

PART II  OTHER INFORMATION
         ITEM 1 Legal Proceedings.....................................        15

         ITEM 2 Changes in Securities.................................        15

         ITEM 3 Default upon Senior Securities........................        15

         ITEM 4 SUBMISSION of MATTERS to a VOTE of
                SECURITY HOLDERS......................................        15

         ITEM 5 Other Information.....................................        15

         ITEM 6 Exhibits and Reports on Form 8-K......................        16

Signature.................................................................................        17
Exhibit Index.............................................................................        18

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                MARCH 31,         DECEMBER 31,
                                                                                  1998               1997
                                                                                ---------         -----------
ASSETS
Current assets:
  Cash available........................................................         $13,094            $12,428
  Restricted cash - short term..........................................           1,676              1,259
  Accounts receivable:
    Trade...............................................................             520                953
    Other...............................................................              80                 82
  Inventory.............................................................             716                702
  Other.................................................................           1,152              2,166
                                                                                --------           --------
    Total current assets................................................          17,238             17,590
Restricted cash - long term.............................................           8,380              8,816
Property, plant and equipment, net......................................          20,824              9,353
Goodwill, net...........................................................             208                226
Deferred tax assets.....................................................           4,896              5,058
Other assets - long term................................................             265                605
                                                                                --------           --------
    Total assets........................................................        $ 51,811           $ 41,648
                                                                                ========           ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long term debt.....................................        $  1,305           $  1,364
  Current portion of capital lease obligations..........................           2,404                599
  Accounts payable......................................................           4,327              5,053
  Accrued expenses......................................................           1,415              1,284
                                                                                --------           --------
    Total current liabilities...........................................           9,451              8,300
Deferred revenue........................................................           1,294              2,546
Long term debt, less current portion....................................          10,974             11,024
Capital lease obligation, less current portion..........................          10,811                441
Other long term liabilities, less current portion.......................             522                557
                                                                                --------           --------
    Total liabilities...................................................          33,052             22,868
                                                                                ========           ========
STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, authorized shares--30,000,000;
   issued and outstanding shares--14,776,732; 13,762,732 respectively...             148                138

  Additional paid-in capital............................................          61,087             57,067
  Cumulative translation adjustment.....................................          (2,661)            (2,132)
  Deficit accumulated during development stage..........................         (39,815)           (36,293)
                                                                                --------           --------
     Total stockholders' equity.........................................          18,759             18,780
                                                                                --------           --------
     Total liabilities and stockholders' equity.........................        $ 51,811           $ 41,648
                                                                                ========           ========

                            See accompanying notes.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                               THREE MONTHS ENDED             PERIOD FROM
                                                                                     MARCH 31,               JUNE 18, 1992
                                                                             ------------------------     (DATE OF INCEPTION)
                                                                                                               THROUGH
                                                                                                               MARCH 31,
                                                                             1998               1997             1998
                                                                        -------------      -------------     -------------
Revenues
  Cooperation & license revenues...............................             $    --              $   707           $ 25,210
  Product sales................................................                  21                  173              2,402
  Other revenues...............................................               1,232                  673              5,171
                                                                            -------              -------           --------
     Total revenues............................................               1,253                1,553             32,782
                                                                            -------              -------           --------
Cost of revenues
  License fees and royalties...................................                 (79)                  --             (1,619)
                                                                            -------              -------           --------
Gross margin...................................................               1,174                1,553             31,163
                                                                            -------              -------           --------

Operating expenses
  Research and development:
  Acquisition of intellectual property rights..................                (125)                  --             (4,890)
  Other........................................................              (3,800)              (4,174)           (57,039)
                                                                            -------              -------           --------
                                                                             (3,925)              (4,174)           (61,929)
  Marketing & sales............................................                (339)                (380)            (5,513)
  Administrative & general expenses............................                (637)                (606)           (10,938)
                                                                            -------              -------           --------
                                                                             (4,901)              (5,160)           (78,380)
                                                                            -------              -------           --------
Loss from operations...........................................              (3,727)              (3,607)           (47,217)
Other income / (expense)
  Interest income / (expense)..................................                 (80)                 131                730
  Foreign exchange gains / (losses)............................                 285                 (238)               939
                                                                            -------              -------           --------
                                                                                205                  107              1,669
Loss before income tax benefit.................................              (3,522)              (3,714)           (45,548)
Income tax benefit.............................................                  --                   --              5,734
                                                                            -------              -------           --------
Net loss.......................................................             $(3,522)             $(3,714)          $(39,814)
                                                                            =======              =======           ========
  Net loss per share...........................................              $(0.25)              $(0.33)
                                                                             ======               ======
  Shares used in computing net loss per share..................              13,821               11,144

                            See accompanying notes.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                                                                              PERIOD FROM
                                                                                             JUNE 18, 1992
                                                                   THREE MONTHS ENDED           (DATE OF
                                                                       MARCH 31,               INCEPTION)
                                                                                                THROUGH
                                                                                                March 31,
                                                                ----------------------------  -------------
                                                                    1998            1997            1998
                                                                -----------     -----------    -----------
Net loss...................................................       $(3 ,522)        $(3,714)       $(39,815)

Total adjustments to net loss..............................          1,133           2,689          14,759
                                                                  --------         -------        --------
Net cash (used in) / provided by operating activities......         (2,389)         (1,025)        (25,056)
                                                                  --------         -------        --------

INVESTING ACTIVITIES
Additions to property plant and equipment..................           (221)           (113)        (17,681)
Reclassification of cash available as restricted cash......             --              --         (10,080)
Additions to intangible assets.............................             --              --            (130)
                                                                  --------         -------        --------
Net cash used in investing activities......................           (221)           (113)        (27,891)

FINANCING ACTIVITIES
Stock issued...............................................         3 ,980          21,617          59,578
Proceeds from long-term borrowings.........................             --              --          16,287
Proceeds from sale leaseback transactions..................             --              --           2,731
Payments for equipment purchases financed by accounts
 payable...................................................             --              --          (3,706)
Repayments of long term borrowing and capital lease
 obligations...............................................           (196)           (628)         (5,579)
                                                                  --------         -------        --------

Net cash provided by financing activities..................          3,784          20,989          69,311
Effect of exchange rates on cash...........................           (508)           (186)         (3,270)

Net increase in cash and cash equivalents..................            666          19,665          13,094
Cash and cash equivalents beginning of period..............         12,428           4,266              --
                                                                  --------         -------        --------
Cash and cash equivalents end of period....................       $ 13,094         $23,931        $ 13,094
                                                                  ========         =======        ========

                            See accompanying notes.

           Condensed Consolidated Statements of Stockholders' Equity
                      (in thousands, except share amounts)
                                  (unaudited)


                                                            CONVERTIBLE PREFERRED STOCK
                                                           ----------------------------
                                                                      SERIES A
                                                                --------------------
                                                                  SHARES
                                                                -----------
                                                                  ISSUED     AMOUNT
                                                                -----------  -------
Balance at June 18, 1992
Issuance of convertible preferred stock, net of issuance
  costs in 1992, 1993 and 1994................................   1,557,003    2,368
Issuance of Common stock in 1992 and 1993.....................
Issuance of Common stock under stock option plan in 1994
Purchase of 28,761 shares of Common stock--  Treasury   stock
 in 1994......................................................
Translation adjustment........................................
Net loss from June 18, 1992 (date of inception) through
 December 31, 1994............................................
                                                                ----------   ------
Balance at December 31, 1994                                     1,557,003    2,368
 Reissuance of 28,761 shares of Common stock held in
  treasury....................................................
Issuance of Common stock under stock option plan..............
Common stock issued in initial public offering, net of
 issuance costs -- $ 1,080....................................
Conversion of preferred stock.................................  (1,557,003)  (2,368)
Translation adjustment........................................
Net loss--Year ended December 31, 1995........................
                                                                ----------   ------
Balance at December 31, 1995
Issuance of Common stock under stock option plan..............
Issuance of warrants in connection with acquisition of the
 assets of Panocorp...........................................
Translation adjustment........................................
Net loss--Year ended  December 31, 1996.......................
                                                                ----------   ------
Balance at December 31, 1996
Common stock issued in public offering, net of issuance
 costs -- $ 796...............................................
Issuance of Common stock under stock option plan..............
Translation adjustment........................................
Net loss--Year ended December 31, 1997........................
                                                                ----------   ------
Balance at December 31, 1997
Common stock issued in private placements, net of issuance
 costs -- $ 20 (unaudited)....................................
Issuance of Common stock under stock option plan   (unaudited)
Translation adjustment (unaudited)............................
Net loss--Three Months ended March 31, 1998
  (unaudited).................................................
                                                                ----------   ------
Balance at March 31, 1998                                               --       --
                                                                ==========   ======


                                                                                   CONVERTIBLE PREFERRED STOCK
                                                                -------------------------------------------------------------
                                                                      SERIES B             SERIES C             SERIES D
                                                                 ------------------  --------------------  ------------------
                                                                  SHARES               SHARES                SHARES
                                                                 ---------           -----------           ---------
                                                                  ISSUED    AMOUNT     ISSUED     AMOUNT     ISSUED   AMOUNT
                                                                 ---------  ------   -----------  ------   ---------  ------
Balance at June 18, 1992
Issuance of convertible preferred stock, net of issuance
  costs in 1992, 1993 and 1994................................    363,447      589    3,044,846    8,615    430,208    1,224
Issuance of Common stock in 1992 and 1993.....................
Issuance of Common stock under stock option plan in 1994
Purchase of 28,761 shares of Common stock--  Treasury   stock
 in 1994......................................................
Translation adjustment........................................
Net loss from June 18, 1992 (date of inception) through
 December 31, 1994............................................
                                                                 --------   ------   ----------   ------   --------   ------
Balance at December 31, 1994                                      363,447      589    3,044,846    8,615    430,208    1,224
 Reissuance of 28,761 shares of Common stock held in
  treasury....................................................
Issuance of Common stock under stock option plan..............
Common stock issued in initial public offering, net of
 issuance costs -- $ 1,080....................................
Conversion of preferred stock.................................   (363,447)    (589)  (3,044,846)  (8,615)  (430,208)  (1,224)
Translation adjustment........................................
Net loss--Year ended December 31, 1995........................
                                                                 --------   ------   ----------   ------   --------   ------
Balance at December 31, 1995
Issuance of Common stock under stock option plan..............
Issuance of warrants in connection with acquisition of the
 assets of Panocorp...........................................
Translation adjustment........................................
Net loss--Year ended  December 31, 1996.......................
                                                                 --------   ------   ----------   ------   --------   ------
Balance at December 31, 1996
Common stock issued in public offering, net of issuance
 costs -- $ 796...............................................
Issuance of Common stock under stock option plan..............
Translation adjustment........................................
Net loss--Year ended December 31, 1997........................
                                                                 --------   ------   ----------   ------   --------   ------
Balance at December 31, 1997
Common stock issued in private placements, net of issuance
 costs -- $ 20 (unaudited)....................................
Issuance of Common stock under stock option plan   (unaudited)
Translation adjustment (unaudited)............................
Net loss--Three Months ended March 31, 1998
  (unaudited).................................................
                                                                 --------   ------   ----------   ------   --------   ------
Balance at March 31, 1998                                              --       --           --       --         --       --
                                                                 ========   ======   ==========   ======   ========   ======

                            See accompanying notes.

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (unaudited)


                                                                   COMMON STOCK
                                                                ------------------
                                                                                    ADDITIONAL   CUMULATIVE
                                                                                    ----------  ------------
                                                                  SHARES              PAID-IN    TRANSLATION
                                                                ----------          ----------  ------------
                                                                  ISSUED    AMOUNT   CAPITAL     ADJUSTMENT
                                                                ----------  ------  ----------  ------------
Balance at June 18, 1992
Issuance of convertible preferred stock, net of issuance
  costs in 1992, 1993 and 1994................................
Issuance of Common stock in 1992 and 1993.....................     132,301    $  1     $    96
Issuance of Common stock under stock option plan in 1994......      77,356       1          28
Purchase of 28,761 shares of Common stock--Treasury stock
 in 1994......................................................
Translation adjustment........................................                                      $   181
Net loss from June 18, 1992 (date of inception) through
 December 31, 1994............................................
                                                                ----------    ----     -------      -------
Balance at December 31, 1994                                       209,657       2         123          181
 Reissuance of 28,761 shares of Common stock held in
  treasury....................................................                               3

Issuance of Common stock under stock option plan..............       6,902       0           3
Common stock issued in initial public offering, net of
 issuance costs -- $ 1,080....................................   2,500,000      25      20,973

Conversion of preferred stock.................................   5,395,504      54      12,742
Translation adjustment........................................                                          334
Net loss--Year ended December 31, 1995........................
                                                                ----------    ----     -------      -------
Balance at December 31, 1995                                     8,112,063      81      33,844          515
Issuance of Common stock under stock option plan..............      29,083       0          11
Issuance of warrants in connection with acquisition of the
 assets of Panocorp...........................................                             230

Translation adjustment........................................                                         (953)
Net loss--Year ended December 31, 1996........................
                                                                ----------    ----     -------      -------
Balance at December 31, 1996                                     8,141,146      81      34,085         (438)
Common stock issued in public offering, net of issuance
 costs -- $ 796...............................................   5,570,819      56      22,958

Issuance of Common stock under stock option plan..............      50,767       1          25
Translation adjustment........................................                                       (1,694)
Net loss--Year ended December 31, 1997........................
                                                                ----------    ----     -------      -------
Balance at December 31, 1997                                    13,762,732    $138     $57.067      $(2,132)
Common stock issued in private placements, net of issuance
 costs -- $ 20 (unaudited)....................................   1,014,000      10       4,020

Issuance of Common stock under stock option plan (unaudited)
Translation adjustment........................................                                         (529)
Net loss--Three Months ended March 31, 1998
  (unaudited).................................................
                                                                ----------    ----     -------      -------
Balance at March 31, 1998                                       14,776,732    $148     $61,087      $(2,661)


                                                                 DEFICIT
                                                               -----------
                                                               CCUMULATED
                                                               -----------
                                                                 DURING
                                                               -----------
                                                               EVELOPMENT   TREASURY
                                                               -----------  ---------
                                                                 STAGE        STOCK      TOTAL
                                                               -----------  ---------  ---------
Balance at June 18, 1992
Issuance of convertible preferred stock, net of issuance                               $ 12,796
  costs in 1992, 1993 and 1994................................
Issuance of Common stock in 1992 and 1993.....................                               97
Issuance of Common stock under stock option plan in 1994......                               29
Purchase of 28,761 shares of Common stock--Treasury stock
 in 1994......................................................                  $(11)       (11)
Translation adjustment........................................                              181
Net loss from June 18, 1992 (date of inception) through
 December 31, 1994............................................   $ (3,605)               (3,605)
                                                                 --------   --------   --------
Balance at December 31, 1994                                       (3,605)       (11)     9,487
 Reissuance of 28,761 shares of Common stock held in
  treasury....................................................                    11         14

Issuance of Common stock under stock option plan..............                                3
Common stock issued in initial public offering, net of
 issuance costs -- $ 1,080....................................                           20,998

Conversion of preferred stock.................................
Translation adjustment........................................                              334
Net loss--Year ended December 31, 1995........................     (6,305)               (6,305)
                                                                 --------   --------   --------
Balance at December 31, 1995                                       (9,910)               24,530
Issuance of Common stock under stock option plan..............                               11
Issuance of warrants in connection with acquisition of the
 assets of Panocorp...........................................                              230

Translation adjustment........................................                             (953)
Net loss--Year ended  December 31, 1996.......................    (11,719)              (11,719)
                                                                 --------   --------   --------
Balance at December 31, 1996                                      (21,629)               12,099
Common stock issued in public offering, net of issuance
 costs -- $ 796...............................................                           23,014

Issuance of Common stock under stock option plan..............                               25
Translation adjustment........................................                           (1,694)
Net loss--Year ended December 31, 1997........................    (14,664)              (14,664)
                                                                 --------   --------   --------
Balance at December 31, 1997                                     $(36,293)             $ 18,780
Common stock issued in private placements, net of issuance
 costs -- $ 20 (unaudited)....................................                            4,030

Issuance of Common stock under stock option plan (unaudited)
Translation adjustment........................................                             (529)
Net loss--Three Months ended March 31, 1998
  (unaudited).................................................     (3,522)               (3,522)
                                                                 --------   --------   --------
Balance at March 31, 1998                                        $(39,815)             $ 18,759

                               See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (ALL AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)



Note A -- Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the three-month periods ending March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997 (the "1997 Financial Statements"), included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE B -- INVENTORIES

Inventory consists of raw material and spare parts.


NOTE C  RESTRICTED CASH

In August 1997, the Company provided Unipac, its Asian manufacturing partner, with a written bank guaranty in an amount of $10.0 million pursuant to the Display Foundry Agreement (the "Foundry Agreement") signed in May 1997 between the Company and Unipac in order to implement volume production of Field Emission Displays ("FEDs") at its manufacturing line. The Company granted the issuing banks a security interest in its cash and cash equivalents for the same amount. The pledged cash and cash equivalents have been recorded as short-term and long-term restricted cash in the balance sheet. Under certain conditions of the Foundry Agreement, Unipac can sell to the Company certain equipment. The payment for such equipment will be secured by Unipac through the exercise of the bank guaranty. Both the amount of the guaranty to Unipac and the amount of the security interest to the banks will be reduced by 1/24th of the initial amount at the end of each quarter, starting June 1998.


NOTE D  PROPERTY, PLANT AND EQUIPMENT

In 1997, the Company signed a Display Foundry Agreement with Unipac, a Taiwanese AMLCD manufacturer, in order to implement high-volume manufacturing of FEDs at Unipac's plant. Pursuant to this agreement, Unipac began to install volume FEDs production equipment. As of March 31, 1998, most of the required equipment have been installed at the contract manufacturers' facility, for a total amount of $12,340. These capital expenditures have been purchased and funded by Unipac. PixTech will pay Unipac a Foundry Service Fee based on the depreciation of such equipment. As of March 31, 1998, such payments have not commenced.

According to Financial Accounting Standard 13, "Accounting for leases", these capital expenditures have been recorded as assets under the caption "Property, Plant and Equipment", in the amount of $12,340. As of March 31, 1998, a capital lease obligation has been recorded in the same amount, of which $1,885 has been recorded as current portion.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (ALL AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)


NOTE E  PRIVATE PLACEMENTS

In March 1998, the Company sold 1,000,000 shares of the Company's Common Stock to The Kaufmann Fund Inc., in a private placement at a price of $4.00 per share, resulting in net cash proceeds of $4,000 before expenses payable by the Company, which amounted to $20.


  In March 1998, the Company entered into a license agreement with Coloray Display Corporation, a California corporation ("Coloray"), providing PixTech with a worldwide, nonexclusive royalty-free license on certain technologies related to field emission displays. In consideration of the license and rights granted to PixTech, the Company paid an amount of $75 and issued 14,000 shares of the Company's Common Stock, valued at a price of $3.57 per share, representing a total amount of $50.


NOTE F  FAS 130

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income",("SFAS 130"), effective for the Company for the first quarter of 1998. SFAS 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three months ended March 31, 1998 and 1997 are as follows:



COMPREHENSIVE LOSS:                                           THREE MONTHS ENDED MARCH 31,
                                                                 1998               1997
Net loss                                                       $(3,522)          $(3,714)
Change in cumulative translation adjustment                       (529)             (478)
                                                               -------           -------
Comprehensive net loss                                         $(4,051)          $(4,192)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Cooperation and License Revenues. PixTech is a party to a cooperative effort, between select display manufacturers (the "FED Alliance") to advance FED technology. Each agreement signed between the Company and a FED Alliance member provides the member with a license to all FED technology of Laboratoire d'Electronique, de Technologie et d'Instrumentation ("LETI") and the Company and a sublicense to all FED technology of the other FED Alliance members, a transfer of know-how from the Company, as well as access to Pixtech's pilot line. The Company did not recognize any cooperation and license revenue under the FED Alliance agreements in the three-month period ended March 31, 1998, as compared to $707,000 in the three-month period ended March 31, 1997. The decrease in cooperation and license revenues reflects the achievement by the Company of most of the contractual milestones with FED Alliance members. The Company does not expect any significant additional milestone related revenues to be directly derived from existing FED Alliance members. Future cooperation and license revenues are mostly subject to execution, by the Company, of cooperation and/or license agreements with third parties that are not FED Alliance members. The terms of the existing FED Alliance agreements do not permit expansion of the Alliance after June 29, 1998. After this date, the Company may grant royalty-bearing licenses to the FED cross-licensed technology to third parties subject to certain restrictions as to the geographic location and number of such third-party licensees. A portion of the proceeds PixTech will receive pursuant to such third-party licenses may be shared with the other FED Alliance members. To the extent the members of the FED Alliance successfully incorporate the cross-licensed technology in their own products, the Company will recognize royalty revenues as such members sell the products.

Product sales. The Company recognized product sales of $21,000 in the three-month period ended March 31, 1998, as compared to $173,000 in the three-month period ended March 31, 1997. These product sales represented the shipment of FED displays and FED cathodes in limited quantities to members of the FED Alliance and the shipment of FED displays for evaluation by original equipment manufacturer ("OEM") customers. While the number of displays shipped significantly increased between the three-month periods ended March 31, 1997 and March 31, 1998, the average selling price was reduced, reflecting a different mix between high valued prototypes and cathodes revenues and displays revenues. The Company expects to increase product shipments in 1998, both from products manufactured at its pilot production plant in France and from its expected volume source of manufacturing by Unipac, which is not expected to begin until the second half of 1998.

Other revenues. Other revenues is comprised of funding under French or European Union development contracts and other miscellaneous revenues. The Company recognized other revenues of $1.2 million in the three-month period ended March 31, 1998, as compared to $673,000 in the three-month period ended March 31, 1997. Of these revenues, $1.2 million and $663,000 are related to a development contract granted in December 1994 from the French Ministry of Industry to support manufacturing of FEDs, in the three-month periods ended 1998 and 1997, respectively. Total funding under this contract approximated $2.7 million. The Company recognized portions of this revenue as contractual conditions were met. The Company recognized $800,000 in 1996, $663,000 in 1997 and $1.2 million in the three-month period ended March 31, 1998.

Research and Development Expenses--Acquisition of Intellectual Property Rights. The Company expensed $125,000 in the three-month period ended March 31, 1998 for the acquisition of intellectual property rights from Coloray Display Corporation (see "Notes to Condensed Consolidated Financial Statements -- Note E -- Private Placements").

Other Research and Development Expenses. The Company expensed $3.8 million for research and development costs during the three-month period ended March 31, 1998, as compared to $4.2 million in the three-month period ended March 31, 1997. These expenses include obligations to the French atomic energy agency (the "CEA") under the LETI Research Agreement, contract consulting fees, salaries and associated operating expenses for in-house research and development activities conducted both in its pilot plant in Montpellier and its research and development facility in Santa Clara, the cost of staffing and operating the Company's pilot manufacturing facility and the cost of supporting the transfer of the FED technology to Unipac.

This decrease reflected the increase of the parity of the U.S. dollar versus the French Franc in the three-month period ended March 31, 1998 versus the three-month period ended March 31, 1997, as most of the Company's research and development costs is incurred in French Francs. After excluding the effects of currency fluctuation, research and development expenses remained stable in the three-month period ended March 31, 1998 as compared to the three-month period ended March 31, 1997.

Sales and Marketing Expenses. The Company expensed $339,000 for sales and marketing during the three-month period ended March 31, 1998, as compared to $380,000 during the three-month period ended March 31, 1997, reflecting both the effects of currency fluctuation and a decrease in staff expenses. The Company believes sales and marketing expenses may increase in the future, as potential customers and anticipated shipments of FED displays develop. In July 1997, the Company signed a distribution agreement of its FED products with Sumitomo Corporation ("Sumitomo") for the Japanese and Asian market areas. In 1998, the Company intends to progress on its efforts to conclude similar distribution agreements for both the United States and Europe, in order to expand market reach in a cost effective manner.

General and Administrative Expenses. General and administrative expenses amounted to $637,000 in the three-month period ended March 31, 1998, an increase of 5% over general and administrative expenses incurred in the three-month period ended March 31, 1997, which amounted to $606,000, reflecting an increase in staff expenses.


STRATEGIC ISSUES AND RISKS

The Company is focused on the continued development of the FED technology, the improvement of manufacturing yields, the successful implementation of contract manufacturing of FEDs with its Asian contract manufacturer, Unipac, and the reliability testing of new products which the Company expects will lead to the shipment of commercial products in the near future. In evaluating this outlook, the following risks and issues, among others, which are common with development stage companies, should be considered.

Risks Associated with Contract Manufacturing of FEDs. The Company believes that its ability to commercialize medium to large volumes of FEDs is highly dependent on its ability to have FEDs manufactured by Unipac. In May 1997, the Company signed a Foundry Agreement with Unipac, an AMLCD manufacturer based in Taiwan. Under the agreement, Unipac has installed volume production equipment to produce FEDs at its manufacturing plant, and will begin production for exclusive delivery of FED displays to PixTech. Expectations about the timing of this manufacturing plan with Unipac are forward-looking statements that involve risks and uncertainties, including the ease or difficulty of the transfer of the FED technology to Unipac. If such manufacturing plans are not implemented on a timely basis, the Company will not be able to ship medium to large volumes of FED products, or to obtain a commercially acceptable cost for its FED displays. If the Company is unable to have its FED manufactured in a cost effective manner, the Company would be materially adversely affected. Significant capital expenditure is required in order to install, at the contract manufacturers' facility, equipment that is not common to the AMLCD manufacturing process. A total amount of $16.5 million of capital expenditures is expected to be required which, pursuant to the Foundry Agreement, is expected to be purchased and funded by Unipac, and leased to PixTech. The amount actually expended on capital expenditures could vary significantly depending upon numerous factors, including the inherent unpredictability of the total amount of a large scale capital expenditure program. Should the Company be successful in implementing this contract manufacturing relationship, the Company's reliance on a single contract manufacturer will involve several risks, including a potential inability to obtain an adequate supply of required products, and reduced control over the price, timeliness of delivery, reliability and quality of finished products. Any inability to manage this contract manufacturing relationship or any circumstance that would cause the Company to delay the shipment of its products would have an adverse effect on the Company.

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

Display Performance Enhancement.   Key elements of display performance are
brightness, and stability over time (life time and reliability), as well as power efficiency. PixTech is seeking to balance luminous efficiency with power efficiency to produce bright and low power-consumption displays. Display reliability is heavily dependent upon the manufacturing process used in assembling the displays as well as upon the characteristics of the phosphors used on the anode. In order to produce color displays that will provide the product life necessary for most applications, the Company needs to make further advances in manufacturing processes. There can be no assurance that the Company will be able to improve the reliability and life time of its color FEDs to achieve commercially acceptable performance, or achieve commercially acceptable performance on a timely basis. If such displays performance enhancements are not successfully completed, the Company could be adversely affected.

Cooperation and License Revenues. To date, the Company has recorded most of the expected revenues associated with the achievement of contractual milestones under existing FED Alliance agreements. Under the agreements with the existing FED Alliance members, the Company cannot expand the Alliance after June 29, 1998. Future cooperation and license revenues are mostly subject to execution, by the Company, of cooperation and/or license agreements with third parties that are not existing FED Alliance members. These agreements may be subject to certain restrictions, such as geographic location and number of such third parties. Should the Company succeed in executing such agreements, a portion of the revenues from such contracts could be shared with the other FED Alliance members. Failure to conclude new royalty-bearing licenses or cooperation agreements could adversely affect the Company.

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

In addition, because of the developmental stage of the Company, claims that the Company's products infringe on the proprietary rights of others are more likely to be asserted after commencement of commercial sales incorporating the Company's technology. While there is currently no pending intellectual property litigation against the Company, the

Company receives from time to time notices of potential infringement of third party rights and there can be no assurance that third parties will not assert claims against the Company with respect to existing or future products or that licenses will be available on reasonable terms, or at all, with respect to any third party technology. In the event of litigation to determine the validity of any third-party claims, such litigation could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial amounts in damages and to cease selling the infringing product unless and until the Company is able to develop non-infringing technology or to obtain licenses to the technology which was the subject of the litigation. There can also be no assurance that competitors will not infringe the Company's patents. An adverse outcome in a suit in which the Company asserts its patent rights could result in the loss of such rights, and could subject the Company to substantial costs and diversion of Company resources.


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



FINANCIAL CONDITION

Cash used in operations was $2.4 million for the three-month period ended March 31, 1998, as compared to cash used in operations of $1.0 million for the three-month period ended March 31, 1997.

The Company has used $25.1 million in cash to fund its operating activities from inception through March 31, 1998 and has incurred $27.9 million in capital expenditures and investments.

Cash flows generated from financing activities were $3.8 million in the three-month period ended March 31, 1998, as compared to $20.9 million in the three-month period ended March 31,1997.

These financings consisted primarily of sales of shares of Common Stock in a private placement, resulting in net proceeds to the Company of $4.0 million (net of issuance costs), while long term liabilities decreased by $196,000. Cash flow generated from financing activities exclude non-cash transactions related to the issuance of 14,000 shares of the Company's Common Stock to Coloray (See "Notes to Condensed Consolidated Financial Statements -- Note E --- Private placements").

Since its inception, the Company has funded its operations and capital expenditures primarily from the proceeds of equity financing aggregating $59.6 million and from proceeds aggregating $19.0 million from borrowings and sale-leaseback transactions.

Capital expenditures were $221,000 during the three-month period ended March 31, 1998 as compared to $113,000 during the same period of 1997. During the three-month period ended March 31, 1998, capital expenditures remained focused on limited capacity expansion in the pilot manufacturing facility. Implementing volume production at Unipac's manufacturing plant requires significant capital expenditures. An amount of $16.5 million of capital expenditures is expected to be required which, pursuant to the Foundry Agreement, is expected to be purchased and funded by Unipac. The written bank guaranty provided by the Company to Unipac is expected to be increased from $10.0 million to $13.5 million.

The Company has existing contracts with two different French ministries providing for the payment of grants to the Company totaling approximately $3.4 million, of which the Company has collected an aggregate amount of $2.7 million through March 31, 1998 and for which the Company has recognized revenues to date in the aggregate amount of $2.7 million.

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

Cash available at March 31, 1998 amounted to $13.1 million as compared to $12.4 million at December 31, 1997. The Company expects that cash available at March 31, 1998 together with anticipated proceeds from the various grants described above and the anticipated increase in product sales will be sufficient to meet its cash requirements, including repayment of the current portion of its long term obligations in the amount of $3.7 million at March 31, 1998, for at least 12 months.

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

                                 March 31, 1998

PART II  Other Information

         ITEM 1  Legal Proceedings:
                   Not applicable.

         ITEM 2  Changes in Securities:
                   (a) Not applicable

                   (b) Not applicable

                   (c) In March 1998, the Company sold 14,000 and 1,000,000
                       shares of its Common Stock to Standard Energy Company ("Standard Energy") and The Kaufmann Fund, Inc. ("Kaufmann"), respectively, in private placements exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The offering price to Standard Energy and Kaufmann was $3.57 per share and $4.00 per share, respectively, and these offerings resulted in net proceeds to the Company of approximately $4,000,000. As consideration for issuance of the Common Stock to Kaufmann. Kaufmann paid $4,000,000 in cash. As consideration for the issuance of Common Stock to Standard Energy, Coloray Display Corporation granted certain license and rights to the Company.

         ITEM 3  Defaults upon Senior Securities:
                   Not applicable.

         ITEM 4  Submission of Matters to a Vote of Security Holders :
                   None

         ITEM 5  Other Information:
                   None.

         ITEM 6  Exhibits and reports on Form 8-K:

                        (a)   Exhibits:

                        10.1 License Agreement, dated March 16, 1998, between the Registrant and Coloray Display Corporation.

                        10.2 Stock Issuance Agreement, dated March 16, 1998, between the Registrant and Standard Energy Company

                        10.3 Stock Purchase Agreement, dated March 27, 1998, between the Registrant and Kaufmann Fund Inc.

                        27    Financial Data Schedule.

                        (b)   Reports on Form 8-K : None

                                 PIXTECH, INC.

                                March 31, 1998

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PIXTECH, INC.

Date: May 14, 1998                         BY: /s/ Yves Morel
                                              --------------------------
                                           Yves Morel
                                           Chief Financial Officer

                                 PIXTECH, INC.

                                March 31, 1998


                                 EXHIBIT INDEX

Exhibit No.
-----------

   10.1++   License Agreement, dated March 16, 1998, between the
            Registrant and Coloray Display Corporation.

   10.2++ Stock Issuance Agreement, dated March 16, 1998, between the Rgistrant and Standard Energy Company

     10.3 Stock Purchase Agreement, dated March 27, 1998, between the Registrant and Kaufmann Fund Inc.

       27   Financial Data Schedule.

       ++ Confidential treatment has been requested for certain portions of these Exhibits pursuant to rule 24b-2 of the Securities Exchange Act of 1934, as amended.