Form 10-K/A
period 1997-12-31
PIXTECH INC /DE/
filed 1998-05-20
CIK 946144

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              ------------------

                                  FORM 10-K/A

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997      COMMISSION FILE NUMBER: 0-26380

                                 PIXTECH, INC.
            (exact name of registrant as specified in its charter)

                            ----------------------

         Delaware                                              04-3214691
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                        Identification Number)

                 Avenue Olivier Perroy, 13790 Rousset, France
          (Address of principal executive offices including zip code)

              Registrant's telephone number, including area code:
                            011-33-(o)4-42-29-10-00

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange
               Title of each class          on which registered
               -------------------        -----------------------

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

                             YES   X       NO
                                -------      -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 9, 1998 was: $26,161,279

There were 13,762,732 shares of the registrant's Common Stock outstanding as of February 9, 1998.

                            ----------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the Registrant for the Registrant's 1998 Annual Meeting of Shareholders to be held on March 25, 1998 which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year of December 31, 1997, are incorporated by reference into Part III of this Form 10-K.

     This Form 10-K/A is being filed solely for the purpose of amending Exhibit 23.1, Consent of Ernst & Young, to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, which was filed on February 18, 1998, and to correct a typographical error in the paragraph under the heading "Documents Incorporated by Reference" on the Form 10-K cover page.


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

(C)  EXHIBITS

Number     Footnote      Description
--------------------------------------------------------------------------------

3.1        1         Restated Certificate of Incorporation of Registrant

3.2        2         Restated By-Laws of Registrant.

4.1        3         Specimen certificate for shares of Common Stock of the
                     Registrant.

4.2        3         Warrant to purchase 62,500 shares of Common Stock of the
                     Registrant issued to Comdisco, Inc.

4.3        6         Warrant to purchase 150,000 shares of Common Stock of the
                     Registrant issued to PanoCorp Display Systems, Inc.

4.4        8         Warrant to purchase 463,708 shares of Common Stock of the
                     Registrant issued to Motorola, Inc.

4.5        10        Convertible Note issued by Pixtech, Inc. to Sumitomo
                     Corporation dated October 27, 1997

10.1       3,4,5     License Agreement in the Field of Flat Microtip Screens
                     dated as of September 17, 1992 between the Registrant and the Commissariat a l'Energie Atomique (the "CEA"), as amended.

10.2       3,4,5     Research and Development Agreement in the Field of Flat
                     Microtip Screens dated September 17, 1992 between the
                     Registrant and the CEA.

10.3       3,5       Cooperation and License Agreement dated June 29, 1993
                     between the Registrant and Texas Instruments Incorporated.

10.4       3,5       Cooperation and License Agreement dated November 27, 1993
                     between the Registrant and Futaba Corporation.

10.5       3,5       License Agreement dated November 27, 1993 between the
                     Registrant and Futaba Corporation.

10.6       3,5       Cooperation and License Agreement dated June 1, 1994
                     between the Registrant and Raytheon Company.

10.7       3         ESPRIT Project: 8730 Active Interest for Multimedia with
                     Field Emission Display dated December 1, 1993 among the
                     Registrant and other project participants.

10.8       3         Master Lease Agreement dated December 12, 1994 between
                     COMDISCO France S.A. and PixTech France.

10.9       3         Purchase Agreement dated December 23, 1994 between COMDISCO
                     France S.A. and PixTech France.

10.10      3         Guarantee dated November 29, 1994 between the Registrant
                     and COMDISCO.

10.11      3         Leaseback Agreement dated April 5, 1995 between COMDISCO
                     France S.A. and PixTech France.

10.12      3,4       Contract between L'Agence Nationale de Valorisation de la
                     Recherche and PixTech France dated March 3, 1993.

10.13      3,4       Loan agreement between the Banque Worms and PixTech France dated December 13, 1994, as amended.

10.14      3         Amended and Restated 1993 Stock Option Plan.

10.15      3         1995 Director Stock Option Plan.

10.16      3         1995 Employee Stock Purchase Plan.

10.17      3         Amended and Restated Investor Rights and Stockholder Voting
                     Agreement as dated December 24, 1993, as of amended, among the Registrant and certain of its stockholders.

10.18      3,4       Real Estate Agreement between PixTech France and IBM France dated February 15, 1994 for space located in Montpellier, France.

10.19      3,4,5     Agreement of State Support of Technical Development and
                     Research dated December 30, 1994 between PixTech France and the Ministry of Industry, Postal Services and
                     Telecommunications and Foreign Trade.

10.20      3         Form of Indemnification Agreement between the Registrant
                     and each of its directors.

10.21      3,5       Cooperation and License Agreement dated as of June 12, 1995 between the Registrant and Motorola, Inc.

10.22      6         Lease dated as of July 31, 1995 between the Registrant, as
                     Lessee, Pecton Court and Associates as Lessor.

10.23      6         Lease dated as of March 1, 1996, between the Registrant, as
                     Lessee, and Frank Deverse as Lessor.

10.24      6         Registration Rights Agreement between the Registrant and
                     Panocorp Display Systems, Inc. dated February 20, 1996.

10.25      5,7       Termination Agreement dated July, 15, 1996 between the
                     Registrant and Texas Instrument Incorporated.

10.26      5         Amendment No. 1, dated February 6, 1997, to the Cooperation and Licence Agreement between the Registrant and Motorola.

10.27      8         Stock Purchase Agreement dated February 14, 1997, between
                     the Registrant and United Microelectronics Corporation

10.28      8         Stock and Warrant Purchase Agreement dated February 6, 1997 between the Registrant and Motorola, Inc.

10.29      9         Foundry Agreement between PixTech, S.A. and Unipac
                     Optoelectronics Corporation dated May 22, 1997.

10.30      11        Distribution and Financing Agreement between Sumitomo
                     Corporation, PixTech Inc. and PixTech S.A. dated as of July
                     21, 1997

10.31      12        Cross-Licensing Period Extension between Raytheon Company
                     and Pixel International, S.A. (now PixTech S.A.) dated as of September 4, 1997.

10.32      13        Amendment No 4 to the License Agreement on the Microtips
                     Display between Pixtech, S.A. and the Commissariat a l'Energie Atomique (the "CEA")

10.33      14        Credit Agreement between Sumitomo Corporation and PixTech,
                     Inc. dated 21, 1997 as of July

11.1       3         Statement re: computation of per share earnings--Pro Forma.

12.1       3         Statement re: computation of ratios.

21.1       3         Subsidiaries of the Registrant.

23.1                 Consent of Ernst & Young.

27         15        Financial Data Schedule

99.1       15        Important Factors Regarding Forward-Looking Statements.
---------------------------------------

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

(15) Filed as an exhibit with the same number to the PixTech, Inc. Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this Amendment to be signed on its behalf by the undersigned.

                                    PIXTECH, INC.


                                 By: /s/ Yves Morel
                                     ----------------------------------
                                      Yves Morel
                                      Chief Financial Officer