Form 10-Q
period 1998-06-30
PIXTECH INC /DE/
filed 1998-08-14
CIK 946144

                                   FORM 10-Q
                                   ---------

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998
                                                -------------

                                      OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______
                Commission file number 0-26380
                -------------------------------------


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
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

The number of shares outstanding of each of the issuer's classes of common stock as of

           Class                                Outstanding at June 30, 1998
           -----                                ----------------------------
 Common Stock, $.01 par value                            14,776,732

                                 PIXTECH, INC.
                                 -------------

                               TABLE OF CONTENTS
                               -----------------


                                                                        PAGE NO.

PART I   FINANCIAL INFORMATION
         ITEM 1  Financial Statements

                 Balance Sheets as of June 30, 1998
                 and December 31, 1997................................     3

                 Statements of Operations for the Three Months and Six Months Ended June 30, 1998 and 1997, and the period
                 from June 18, 1992 through June 30, 1998.............     4

                 Statements of Cash Flows for the Six Months
                 ended June 30, 1998 and 1997, and the period
                 from June 18, 1992 through June 30, 1998.............     5

                 Statement of Stockholders' Equity....................   6 - 7

                 Notes to Financial Statements........................   8 - 9

         ITEM 2  Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations...........................................  10 - 15

PART II  OTHER INFORMATION

         ITEM 1  Legal Proceedings....................................    16

         ITEM 2  Changes in Securities................................    16

         ITEM 3  Default upon Senior Securities.......................    16

         ITEM 4  Submission of matters to a Vote of Security Holders..    16

         ITEM 5  Other Information....................................    16

         ITEM 6  Exhibits and Reports on Form 8-K.....................    16

Signature.............................................................    17

Exhibit Index.........................................................    18

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                      JUNE 30,             DECEMBER 31,
                                                                                        1998                   1997
                                                                                  ---------------        ---------------
                                    ASSETS                                           (UNAUDITED)
Current assets:
  Cash available........................................................               $ 9,882                $12,428
  Restricted cash - short term..........................................                 2,098                  1,259
  Accounts receivable:
    Trade...............................................................                 1,591                    953
    Other...............................................................                   119                     82
  Inventory.............................................................                   789                    702
  Other.................................................................                   927                  2,166
                                                                                    ----------             ----------
    Total current assets................................................                15,406                 17,590
Restricted cash - long term.............................................                 7,971                  8,816
Property, plant and equipment, net......................................                18,678                  9,353
Goodwill, net...........................................................                   190                    226
Deferred tax assets.....................................................                 3,323                  5,058
Other assets - long term................................................                   520                    605
                                                                                    ----------             ----------
    Total assets........................................................               $46,088                $41,648
                                                                                    ==========             ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long term debt.....................................               $ 2,405                $ 1,364
  Current portion of capital lease obligations..........................                 2,114                    599
  Accounts payable......................................................                 6,423                  5,053
  Accrued expenses......................................................                 1,578                  1,284
                                                                                    ----------             ----------
    Total current liabilities...........................................                12,520                  8,300
Deferred revenue........................................................                 1,042                  2,546
Long term debt, less current portion....................................                 9,686                 11,024
Capital lease obligation, less current portion..........................                 7,152                    441
Other long term liabilities, less current portion.......................                   600                    557
                                                                                    ----------             ----------
    Total liabilities...................................................                31,000                 22,868
                                                                                    ==========             ==========

STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, authorized shares--30,000,000;
   issued and outstanding shares--14,776,732 ; 13,762,732 respectively..                   148                    138
  Additional paid-in capital............................................                61,087                 57,067
  Cumulative translation adjustment.....................................                (2,345)                (2,132)
                                                                                    ----------             ----------
  Deficit accumulated during development stage..........................               (43,802)               (36,293)
                                                                                    ----------             ----------
     Total stockholders' equity.........................................                15,088                 18,780
                                                                                    ----------             ----------
     Total liabilities and stockholders' equity.........................               $46,088                $41,648
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

                                 PIXTECH, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                                             Period from
                                                                                                             June 18, 1992
                                                                                                              (date of
                                                                                                              inception)
                                                                  Three Months Ended     Six Months Ended      through
                                                                       June 30,              June 30,          June 30,
                                                                   1998       1997       1998       1997         1998
                                                                 --------   --------   --------   --------   -----------
Revenues
  Cooperation & license revenues...............................   $ 1,001    $ 1,011   $  1,001   $  1,718       $ 26,211
  Product sales................................................        66        255         87        428          2,468
  Other revenues...............................................       311         47      1,543        720          5,481
                                                                 --------   --------   --------   --------   ------------
     Total revenues............................................     1,378      1,313      2,631      2,866         34,160
                                                                 --------   --------   --------   --------   ------------
Cost of revenues
  License fees and royalties...................................      (122)       (61)      (201)       (61)        (1,741)
                                                                 --------   --------   --------   --------   ------------
Gross margin...................................................     1,256      1,252      2,430      2,805         32,419
                                                                 --------   --------   --------   --------   ------------
Operating expenses
  Research and development:
  Acquisition of intellectual property rights..................        --         --       (125)        --         (4,890)
  Other........................................................    (4,553)    (3,904)    (8,353)    (8,078)       (61,592)
                                                                 --------   --------   --------   --------   ------------
                                                                   (4,553)    (3,904)    (8,478)    (8,078)       (66,482)
  Marketing & sales............................................      (354)      (402)      (693)      (782)        (5,867)
  Administrative & general expenses............................      (586)      (682)    (1,223)    (1,288)       (11,524)
                                                                 --------   --------   --------   --------   ------------
                                                                   (5,493)    (4,988)   (10,394)   (10,148)       (83,873)
                                                                 --------   --------   --------   --------   ------------
Loss from operations...........................................    (4,237)    (3,736)    (7,964)    (7,343)       (51,454)
Other income / (expense)
  Interest income / (expense)..................................      (174)       211       (254)       342            555
  Foreign exchange gains / (losses)............................       424         67        709       (171)         1,363
                                                                 --------   --------   --------   --------   ------------
                                                                      250        278        455        171          1,918
Loss before income tax benefit.................................    (3,987)    (3,458)    (7,509)    (7,172)       (49,536)
Income tax benefit.............................................        --         --         --         --          5,734
                                                                 --------   --------   --------   --------   ------------
Net loss.......................................................   $(3,987)   $(3,458)  $ (7,509)  $ (7,172)      $(43,802)
                                                                 ========   ========   ========   ========   ============

  Net loss per share...........................................   $ (0.27)   $ (0.25)  $  (0.53)  $  (0.57)
                                                                 ========   ========   ========   ========
  Shares used in computing net loss per share..................    14,777     13,750     14,301     12,468


                            See accompanying notes.

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                              PERIOD FROM
                                                                                             JUNE 18, 1992
                                                                                                (DATE OF
                                                                                               INCEPTION)
                                                                    SIX MONTHS ENDED            THROUGH
                                                                        JUNE 30,                JUNE 30,
                                                                 ------------------------    ----------------
                                                                    1998          1997            1998
                                                                 -----------   ----------    ----------------
Net loss...................................................       $ (7,509)        $(7,172)       $(43,802)

Total adjustments to net loss..............................          4,421           1,686          18,047
                                                                 ----------       ---------      ----------
Net cash (used in) / provided by operating activities......         (3,088)         (5,486)        (25,755)
                                                                 ----------       ---------      ----------
INVESTING ACTIVITIES
Additions to property plant and equipment..................           (602)           (257)        (18,062)
Reclassification of cash available as restricted cash......             --              --         (10,080)
Additions to intangible assets.............................             --              --            (130)
                                                                 ----------       ---------      ----------
Net cash used in investing activities......................           (602)           (257)        (28,272)

FINANCING ACTIVITIES
Stock issued...............................................         3 ,980          21,635          59,578
Proceeds from long-term borrowings.........................             --              --          16,287
Proceeds from sale leaseback transactions..................             --              --           2,731
Payments for equipment purchases financed by accounts
 payable...................................................             --              --          (3,706)
Repayments of long term borrowing and capital lease
 obligations...............................................         (2,607)           (718)         (7,990)
                                                                 ----------       ---------      ----------

Net cash provided by financing activities..................          1,373          20,917          66,900
                                                                 ----------       ---------      ----------
Effect of exchange rates on cash...........................           (229)         (1,087)         (2,991)
                                                                 ----------       ---------      ----------
Net increase in cash and cash equivalents..................         (2,546)         14,087           9,882
Cash and cash equivalents beginning of period..............         12,428           4,266              --
                                                                 ----------       ---------      ----------
Cash and cash equivalents end of period....................       $  9,882         $18,353        $  9,882
                                                                 ==========       =========      ==========


                            See accompanying notes.

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                            CONVERTIBLE PREFERRED STOCK
                                                 ----------------------------------------------------------------------------------
                                                       SERIES A             SERIES B             SERIES C             SERIES D
                                                 --------------------  ------------------  --------------------  ------------------
                                                 SHARES                SHARES              SHARES                SHARES
                                                 ------       AMOUNT   ------     AMOUNT   ------       AMOUNT   ------    AMOUNT
                                                 ISSUED      -------   ISSUED     -------  ISSUED       -------  ISSUED    -------
                                                 ------                ------              ------                ------
BALANCE AT JUNE 18, 1992
Issuance of convertible preferred stock,
 net of issuance costs in 1992, 1993 and
 1994........................................    1,557,003    2,368    363,447      589    3,044,846    8,615    430,208    1,224
Issuance of Common stock in 1992 and
1993.........................................
Issuance of Common stock under stock option
plan in 1994
Purchase of 28,761 shares of Common stock--
Treasury stock in 1994.......................
Translation adjustment.......................
Net loss from June 18, 1992 (date of
 inception) through December 31, 1994........
                                                ----------   ------   --------   ------   ----------   ------   --------   ------
BALANCE AT DECEMBER 31, 1994                     1,557,003    2,368    363,447      589    3,044,846    8,615    430,208    1,224

Reissuance of 28,761 shares of Common stock
held in treasury.............................
Issuance of Common stock under stock option
plan.........................................
Common stock issued in initial public
offering, net of issuance costs -- $ 1,080...
Conversion of preferred stock................   (1,557,003)  (2,368)  (363,447)    (589)  (3,044,846)  (8,615)  (430,208)  (1,224)
Translation adjustment.......................
Net loss--Year ended December 31, 1995.......
                                                ----------   ------   --------   ------   ----------   ------   --------   ------
BALANCE AT DECEMBER 31, 1995

Issuance of Common stock under stock option
plan.........................................
Issuance of warrants in connection with
acquisition of the assets of Panocorp........
Translation adjustment.......................
Net loss--Year ended  December 31, 1996......
                                                ----------   ------   --------   ------   ----------   ------   --------   ------
BALANCE AT DECEMBER 31, 1996

Common stock issued in public offering, net
of issuance costs -- $ 796...................
Issuance of Common stock under stock option
plan.........................................
Translation adjustment.......................
Net loss--Year ended December 31, 1997.......
                                                 ----------   ------   --------   ------   ----------   ------   --------   ------
BALANCE AT DECEMBER 31, 1997

Common stock issued in private placements,
net of issuance  costs -- $ 20 (unaudited)...
Issuance of Common stock under stock option
plan (unaudited).............................
Translation adjustment (unaudited)...........
Net loss--Six Months ended June 30, 1998
  (unaudited)................................
                                                 ----------   ------   --------   ------   ----------   ------   --------   ------
BALANCE AT JUNE 30, 1998                             --         --        --        --         --         --        --        --
                                                 ==========   ======   ========   ======   ==========   ======   ========   ======

                            See accompanying notes.

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                               COMMON STOCK
                                            ------------------
                                                                                             DEFICIT
                                                                                             -------
                                                                                           ACCUMULATED
                                                                                           -----------
                                                                  ADDITIONAL  CUMULATIVE      DURING
                                                                  ----------  ----------      ------
                                                SHARES              PAID-IN  TRANSLATION   DEVELOPMENT  TREASURY
                                                ------              -------  -----------   -----------  --------
                                                ISSUED    AMOUNT    CAPITAL  ADJUSTMENT      STAGE       STOCK    TOTAL
                                                -------   ------    -------  ----------   ------------   -----    -----
BALANCE AT JUNE 18, 1992
Issuance of convertible preferred stock,
 net of issuance costs in 1992, 1993 and
 1994.......................................                                                                      $12,796
Issuance of Common stock in 1992 and
 1993.......................................    132,301    $  1     $    96                                            97
Issuance of Common stock under stock option
 plan in  1994..............................     77,356       1          28                                            29
Purchase of 28,761 shares of Common stock--
Treasury stock in 1994......................                                                               $(11)      (11)
Translation adjustment......................                                    $  181                                181
Net loss from June 18, 1992
(date of inception) through
 December 31, 1994...........................                                                $ (3,605)              (3,605)
                                              ----------    ----     -------      -------     --------   --------  --------
BALANCE AT DECEMBER 31, 1994                    209,657       2         123        181         (3,605)       (11)    9,487
 Reissuance of 28,761 shares of Common stock
 held in treasury............................                             3                                   11        14
Issuance of Common stock under stock option
plan.........................................     6,902       0           3                                              3
Common stock issued in initial public
offering, net of issuance costs -- $ 1,080... 2,500,000      25      20,973                                         20,998
Conversion of preferred stock.............    5,395,504      54      12,742
Translation adjustment.......................                                      334                                 334
Net loss--Year ended December 31, 1995.......                                                  (6,305)              (6,305)
                                              ----------    ----     -------      -------     --------   --------  --------
BALANCE AT DECEMBER 31, 1995                  8,112,063      81      33,844        515         (9,910)              24,530
Issuance of Common stock under stock option
plan.........................................    29,083       0          11                                             11
Issuance of warrants in connection with
acquisition of the  assets of Panocorp.......                           230                                            230
Translation adjustment.......................                                     (953)                               (953)
Net loss--Year ended  December 31, 1996......                                                 (11,719)             (11,719)
                                              ----------    ----     -------      -------     --------   --------  --------
BALANCE AT DECEMBER 31, 1996                  8,141,146      81      34,085       (438)       (21,629)              12,099
Common stock issued in public offering, net
of issuance  costs -- $ 796.................. 5,570,819      56      22,958                                         23,014
Issuance of Common stock under stock option
plan.........................................    50,767       1          25                                             25
Translation adjustment.......................                                   (1,694)                             (1,694)
Net loss--Year ended December 31, 1997.......                                                 (14,664)             (14,664)
                                              ----------    ----     -------      -------     --------   --------  --------
BALANCE AT DECEMBER 31, 1997                 13,762,732    $138     $57,067    $(2,132)      $(36,293)             $18,780
Common stock issued in private placements,
net of issuance costs -- $ 20 (unaudited).... 1,014,000      10       4,020                                          4,030
Issuance of Common stock under stock option
plan (unaudited)..............................
Translation adjustment........................                                    (213)                               (213)
Net loss--Six Months ended June 30, 1998
  (unaudited).................................                                                 (7,509)              (7,509)
                                              ----------    ----     -------      -------     --------   --------  --------
BALANCE AT JUNE 30, 1998                      14,776,732    $148    $61,087    $(2,345)      $(43,802)             $15,088

                            See accompanying notes.

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (ALL AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)



NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the three-month or six-month periods ending June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997 (the " 1997 Financial Statements "), included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE B--INVENTORIES

Inventory consists of raw material and spare parts.


NOTE C--RESTRICTED CASH

In August 1997, the Company provided Unipac, its Asian manufacturing partner, with a written bank guaranty in an amount of $10.0 million pursuant to the Display Foundry agreement signed in May 1997 between the Company and Unipac in order to implement volume production of Field Emission Displays ("FEDs") at its manufacturing line. The Company granted the issuing banks a security interest in its cash and cash equivalents for the same amount. The pledged cash and cash equivalents have been recorded as short-term and long-term restricted cash in the balance sheet. Under certain conditions of the Foundry Agreement, Unipac can sell to the Company certain equipment. The payment for such equipment will be secured by Unipac through the exercise of the bank guaranty. Both the amount of the guaranty to Unipac and the amount of the security interest to the banks will be reduced by 1/24/th/ of the initial amount at the end of each quarter, starting after June 1998.


NOTE D--PROPERTY, PLANT AND EQUIPMENT


  In 1997, the Company signed a Display Foundry Agreement with Unipac, a Taiwanese AMLCD manufacturer, in order to implement high-volume manufacturing of FEDs at Unipac's plant. Pursuant to this agreement, Unipac began to install volume FEDs production equipment. That equipment has been purchased and funded by Unipac, and a portion of it is leased to PixTech. Most of the required equipment has now been installed at Unipac's facility. As at June 30, 1998, the portion of the equipment leased to PixTech amounts to $10,596.

  According to Financial Accounting Standard 13, "Accounting for leases", PixTech's share of equipment has been recorded as assets under the caption "Property, Plant and Equipment", in the amount of $10,596. No depreciation has been recorded as the equipment is still in process of being qualified for volume production. As at June 30, 1998, the related capital lease obligation amounts to $8,527, of which $1,660 has been recorded as current portion.

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (ALL AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)


NOTE E--PRIVATE PLACEMENTS

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


NOTE F--FAS 130

  The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", ("SFAS 130"), effective for the Company for the first quarter of 1998. SFAS 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the six-month periods ended June 30, 1998 and 1997 are as follows:


COMPREHENSIVE LOSS :                                     SIX MONTHS ENDED JUNE 30,
                                                         1998                1997
Net loss                                                 $(7,509)           $(7,172)
Change in cumulative translation adjustment                 (213)            (1,185)
                                                          -------            -------
Comprehensive net loss                                   $(7,722)           $(8,357)

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


Cooperation and License Revenues. PixTech is a party to a cooperative effort, between select display manufacturers to advance Field Emission Display ("FED") technology. The Company recognized cooperation and license revenues under license agreements of $1.0 million in each of the three-month periods ended June 30, 1998 and 1997. These revenues represented the achievement by the Company of contractual milestones with certain licensees.

The Company recorded cooperation and license revenues under these agreements of $1.0 million in the six-month period ended June 30, 1998, as compared to $1.7 million in the six-month period ended June 30, 1997. The decrease in cooperation and license revenues reflected the achievement by the Company of most of the contractual milestones with these licensees. The Company does not expect any significant additional milestone related revenues to be directly derived from existing licensees. Future cooperation and license revenues are mostly subject to execution, by the Company, of cooperation and/or license agreements with third parties other than the existing licensees. The Company may now grant royalty-bearing licenses to the FED cross-licensed technology to third parties subject to certain restrictions as to the geographic location and number of such third-party licensees. A portion of the proceeds PixTech will receive pursuant to such third-party licenses may be shared with the existing licensees. To the extent these licensees successfully incorporate the cross-licensed technology in their own products, the Company will recognize royalty revenues as they sell the products.


Product sales. The Company recognized product sales of $87,000 in the six-month period ended June 30, 1998, as compared to $428,000 in the six-month period ended June 30, 1997. These product sales represented the shipment of FED displays and FED cathodes in limited quantities to certain licensees and the shipment of FED displays for evaluation by original equipment manufacturer ("OEM") customers. While the number of displays shipped significantly increased between the six-month periods ended June 30, 1997 and June 30, 1998, the average selling price was reduced as most displays sold during the first six months of 1998 were sold at volume prices.


The Company expects to increase product shipments in 1998, both from products manufactured at its pilot production plant in France and from its expected volume source of manufacturing by Unipac, which is not expected to begin until the end of 1998.


Other revenues. Other revenues is comprised of funding under French or European Union development contracts and other miscellaneous revenues. The Company recognized other revenues of $311,000 in the three-month period ended June 30, 1998, as compared to $47,000 in the three-month period ended June 30, 1997. In the three-month period ended June 30, 1998, these revenues consisted mainly of recognition of miscellaneous grants. Other revenues amounted to $1.5 million in the six-month period ended June 30, 1998, as compared to $720,000 in the six-month period ended June 30, 1997. Of these revenues, $1.2 million and $663,000 were related to a development contract granted in December 1994 from the French Ministry of Industry to support manufacturing of FEDs, in the six-month periods ended 1998 and 1997, respectively. Total funding under this contract approximated $2.7 million. The Company recognized portions of this revenue as contractual conditions were met. The Company recognized $800,000 in 1996, $663,000 in 1997 and $1.2 million in the six-month period ended June 30, 1998.


Research and Development Expenses--Acquisition of Intellectual Property Rights. The Company expensed $125,000 in the six-month period ended June 30, 1998 for the acquisition of intellectual property rights from

Coloray Display Corporation (see "Notes to Condensed Consolidated Financial Statements -- Note E -- Private Placements").

Other Research and Development Expenses. The Company expensed $4.6 million for research and development costs during the three-month period ended June 30, 1998, an increase of 18% over the $3.9 million of research and development expenses incurred in the three-month period ended June 30, 1997. These expenses include obligations to the French atomic energy agency ("CEA") under the "LETI" Research Agreement (Laboratoire d'Electronique, de Technologie et d'Instrumentation), contract consulting fees, salaries and associated operating expenses for in-house research and development activities conducted both in its pilot plant in Montpellier and its research and development facility in Santa Clara, the cost of staffing and operating the Company's pilot manufacturing facility and the cost of supporting the transfer of the FED technology to Unipac. This increase reflected the continued development of the Company's FED technology and the cost of supporting the transfer of FED manufacturing processes to Unipac. Research and development expenses amounted to $8.4 million for the six-month period ended June 30, 1998, as compared to $8.1 million during the six-month ended June 30, 1997.


Sales and Marketing Expenses. The Company expensed $354,000 for sales and marketing during the three-month period ended June 30, 1998, as compared to $402,000 during the three-month period ended June 30, 1997, reflecting a one-time decrease in staff expenses. The Company believes sales and marketing expenses may increase in the future, as potential customers and anticipated shipments of FED displays develop. In July 1997, the Company signed a distribution agreement of its FED products with Sumitomo Corporation ("Sumitomo") for the Japanese and Asian market areas. Sales and marketing expenses amounted to $693,000 for the six-month period ended June 30, 1998, as compared to $782,000 during the six-month period ended June 30, 1997.


General and Administrative Expenses. General and administrative expenses amounted to $586,000 in the three-month period ended June 30, 1998, an decrease of 14% over general and administrative expenses incurred in the three-month period ended June 30, 1997, which amounted to $682,000, reflecting an decrease in consulting fees.

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

  Risks Associated with Contract Manufacturing of FEDs.   The Company believes
that its ability to commercialize medium to large volumes of FEDs is highly dependent on its ability to have FEDs manufactured by Unipac. In May 1997, the Company signed a Foundry Agreement with Unipac, an AMLCD manufacturer based in Taiwan. Under the agreement, Unipac has installed volume production equipment to produce FEDs at its manufacturing plant, and is beginning production for exclusive delivery of FED displays to PixTech. Expectations about the final timing of this manufacturing plan with Unipac are forward-looking statements that still involve risks and uncertainties, including the ease or difficulty of the transfer of the FED technology to Unipac. If such manufacturing plans are not implemented on a timely basis, the Company will not be able to ship medium to large volumes of FED products, or to obtain a commercially acceptable cost for its FED displays. If the Company is unable to have its FED manufactured in a cost effective manner, the Company would be materially adversely affected. Significant capital expenditure is required in order to install, at the contract manufacturers' facility, equipment that is not common to the AMLCD manufacturing process. A total amount of $16.5 million of capital expenditures is expected to be required which, pursuant to the Foundry Agreement, will be purchased and funded by Unipac, and a portion of that equipment will be leased to PixTech.
The amount actually expended on capital expenditures could vary significantly depending upon numerous factors, including the inherent unpredictability of the total amount of a large scale capital expenditure program. Should the Company be successful in implementing this contract manufacturing relationship, the Company's reliance on a single contract manufacturer will involve several risks, including a potential inability to obtain an adequate supply of required products, and reduced control over the price, timeliness of delivery, reliability and quality of finished products. Any inability to manage this contract manufacturing relationship or any circumstance that would cause the Company to delay the shipment of its products would have an adverse effect on the Company.

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

   Cooperation and license revenues.   To date, the Company has recorded most of
the expected revenues associated with the achievement of contractual milestones under certain license agreements. Future cooperation and license revenues are mostly subject to execution, by the Company, of cooperation and/or license agreements with third parties that are not existing licensees. Theses agreements may be subject to certain restrictions, such as geographic location and number of such third-parties. Should the Company succeed in concluding such agreements, a portion of the revenues from such contracts could be shared with the existing licensees. Failure to conclude new royalty-bearing licenses or cooperation agreements could adversely affect the Company.

  In addition, the Company will only recognize royalty revenues under cooperation and license agreements with existing or future licenses to the extent that any such licensees incorporate licensed technology into products that are successfully commercialized. There can be no assurance that any such licensees will successfully develop or commercialize any such products. The Company believes that one of its existing licensees, Raytheon Company, may have suspended its internal program to develop FEDs.

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

  No Assurance of Market Acceptance.   The potential size and timing of market
opportunities targeted by the Company are uncertain. The Company anticipates marketing its displays to OEMs, and its success will depend on whether OEMs select the Company's products for incorporation into their products and upon their successful introduction of such products.

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

  In addition, because of the developmental stage of the Company, claims that the Company's products infringe on the proprietary rights of others are more likely to be asserted after commencement of commercial sales incorporating the Company's technology. While there is currently no pending intellectual property litigation against the Company, the Company receives from time to time notices of potential infringement of third party rights and there can be no assurance that third parties will no assert claims against the Company with respect to existing or future products or that licenses will be available on reasonable terms, or at all, with respect to any third-party technology. In the event of litigation to determine the validity of any third-party claims, such litigation could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial amounts in damages and to cease selling the infringing product unless and until the Company is able to develop non-infringing technology or to obtain licenses to the technology which was the subject of the litigation. There can also be no assurance that competitors will not infringe the Company's patents. An adverse outcome in a suit in which the Company asserts its patent rights could result in the loss of such rights, and could subject the Company to substantial costs and diversion of Company resources.

  The Company has received correspondence from Futaba Corporation and its legal counsel alleging the following: (i) PixTech is infringing one or more patents owned by Futaba that are not included under the license agreement between Futaba and PixTech, (ii) PixTech's use of terms such as "alliance" and "partners" in describing the nature of its contractual relationships with Motorola, Raytheon and Futaba in reports filed with the SEC is misleading and (iii) certain provisions in the Foundry Agreement with Unipac constitute an impermissible sublicense of Futaba technology. PixTech does not believe such claims have any merit and has denied each of the allegations in correspondences with Futaba and its counsel. Futaba has also claimed that Unipac disclosed certain Futaba proprietary information to a third party vendor. PixTech is consulting with Unipac on this matter.

   Foreign exchange. A large percentage of the Company's net assets and of the Company's costs is expressed in French Francs. Fluctuations of the parity of the U.S. dollar versus the French Franc may cause significant foreign exchange gains or losses. Most of the Company's capital lease obligation is expressed in Taiwanese dollar. Fluctuations of the parity of the Taiwanese dollar versus the French Franc may cause significant foreign exchange gains or losses.

  Impact of Year 2000.   The Company has conducted a comprehensive review of its
computer systems to identify applications that could be affected by the "Year 2000" issue, and has developed an implementation plan to resolve the issue. Management does not expect these costs to have a significant impact on its financial position or results of operations.


FINANCIAL CONDITION

Cash used in operations was $3.1 million for the six-month period ended June 30, 1998, as compared to cash used in operations of $5.5 million for the six-month period ended June 30, 1997.

The Company has used $25.8 million in cash to fund its operating activities from inception through June 30, 1998 and has incurred $28.2 million in capital expenditures and investments.

Cash flows generated from financing activities were $1.4 million in the six-month period ended June 30, 1998, as compared to $20.9 million in the six-month period ended June 30,1997.

These financings consisted primarily of sales of shares of Common Stock in a private placement, resulting in net proceeds to the Company of $4.0 million (net of issuance costs), while long term liabilities decreased by $2.6 million. Cash flow generated from financing activities exclude non-cash transactions related to the issuance of 14,000 shares of the Company's Common Stock to Coloray (See "Notes to Condensed Consolidated Financial Statements -- Note E --- Private placements").

Since its inception, the Company has funded its operations and capital expenditures primarily from the proceeds of equity financing aggregating $59.6 million and from proceeds aggregating $19.0 million from borrowings and sale-leaseback transactions.

Capital expenditures were $602,000 during the six-month period ended June 30, 1998 as compared to $257,000 during the same period of 1997. During the six-month period ended June 30, 1998, capital expenditures remained focused on limited capacity expansion in the pilot manufacturing facility. Implementing volume production at Unipac's manufacturing plant requires significant capital expenditures. An amount of $16.5 million of capital expenditures is expected to be required which, pursuant to the Foundry Agreement, is purchased and funded by Unipac. The written bank guaranty provided by the Company to Unipac is expected to be increased from $10.0 million to $13.5 million.

The Company has existing contracts with two different French ministries providing for the payment of grants to the Company totaling approximately $4.1 million, of which the Company has collected an aggregate amount of $3.4 million through June 30, 1998 and for which the Company has recognized revenues to date in the aggregate amount of $2.7 million.

In 1997, the Company entered into a research and development agreement with the European Union and other European industrial companies for an 18 month-period, which began in February 1997. The expected contribution of the European Union to the costs incurred by the Company amounts to $840,000 over the period. The Company received $423,000 in 1997 from this contribution, which were not recognized as income in 1997 as all conditions stipulated in the agreement were not met.

Cash available at June 30, 1998 amounted to $9.9 million as compared to $12.4 million at December 31, 1997. The Company expects that cash available at June 30, 1998 together with anticipated proceeds from the various grants described above and the anticipated increase in product sales will be sufficient to meet its cash requirements, including repayment of the current portion of its long term obligations in the amount of $4.5 million at June 30, 1998, for at least six months.

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

                                 June 30, 1998


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

                        Not applicable

           ITEM 5       Other Information:

                        None.

           ITEM 6       Exhibits and reports on Form 8-K:

                        (a)  Exhibits:
                        27. Financial Data Schedule

                        (b)  Reports on Form 8-K: None

                                 PIXTECH, INC.

                                 June 30, 1998


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PIXTECH, INC.

Date: August 10, 1998                   BY: /s/ Jean-Luc Grand-Clement
                                           ---------------------------
                                        Jean-Luc Grand-Clement
                                        Chief Executive Officer

                                 PIXTECH, INC.

                                 June 30, 1998


                                 EXHIBIT INDEX


Exhibit No.
-----------
27           Financial Data Schedule