Form 10-Q/A
period 1998-03-31
PIXTECH INC /DE/
filed 1998-09-01
CIK 946144

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

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                       --     --


The number of shares outstanding of each of the issuer's classes of common stock as of


                  Class                        Outstanding at March 31, 1998
                  -----                        -----------------------------

     Common Stock, $.01 par value                        14,776,732

    This Form 10-Q/A is being filed solely for the purpose of amending Item 4 to Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 to add the following information.


    ITEM 4    Submission of matters to a Vote of Security Holders:

              At the Annual Meeting of Stockholders held on March 25, 1998, the Company's Stockholders voted to reelect Messrs. Jean-Luc Grand-Clement and William C. Schmidt to the Board of Directors each for a three-year term.


              NOMINEES                   TOTAL VOTE "FOR"             TOTAL VOTE "AGAINST"
              Jean-Luc Grand-Clement           8,328,609                  862,900
              William C. Schmidt               8,328,609                  862,900

              The terms in office of Jean-Pierre Noblanc and John A. Hawkins continued after the meeting.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   PIXTECH, INC.

Date: August 31, 1998                              BY: /s/ Yves Morel
                                                       --------------
                                                   Yves Morel
                                                   Chief Financial Officer