Form 10-Q
period 1998-09-30
PIXTECH INC /DE/
filed 1998-11-16
CIK 946144

                                   FORM 10-Q
                                   ---------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGEACT OF 1934
               For the quarterly period ended September 30, 1998
                                              ------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the transition period from ______ to ______
               Commission file number 0-26380

               _________________________________


                                 PIXTECH, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                      04-3214691
-------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

Avenue Olivier Perroy, 13790 Rousset, France
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip code)

                             011-33-4-42-29-10-00
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --     --

The number of shares outstanding of each of the issuer's classes of common stock as of

                Class                          Outstanding at September 30, 1998
                -----                          ---------------------------------
     Common Stock, $.01 par value                      14,778,107

                                 PIXTECH, INC.
                                 -------------

                               TABLE OF CONTENTS
                               -----------------


                                                                                             PAGE NO.
PART I       FINANCIAL INFORMATION

             ITEM 1     Financial Statements

                        Balance Sheets as of September 30, 1998
                        and December 31, 1997.........................................             3

                        Statements of Operations for the Three Months and Nine Months
                        Ended September 30, 1998 and 1997,
                        and the period from June 18, 1992 through
                        September 30, 1998............................................             4

                        Statements of Cash Flows for the Nine Months
                        ended September 30, 1998 and 1997, and the period
                        from June 18, 1992 through September 30, 1998.................             5

                        Statement of Stockholders' Equity.............................         6 - 7

                        Notes to Financial Statements.................................         8 - 9

           ITEM 2       Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations....................................................       10 - 14

PART II    OTHER INFORMATION

           ITEM 1       Legal Proceedings.............................................            15

           ITEM 2       Changes in Securities.........................................            15

           ITEM 3       Default upon Senior Securities................................            15

           ITEM 4       Submission of matters to a Vote of Security Holders...........            15

           ITEM 5       Other Information.............................................            15

           ITEM 6       Exhibits and Reports on Form 8-K..............................            15

Signature.............................................................................            16

Exhibit Index.........................................................................            17

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                                   1998             1997
                                                                              -------------    -------------
                                    ASSETS                                     (UNAUDITED)
Current assets:
  Cash available........................................................          $ 6,346          $ 12,428
  Restricted cash - short term..........................................            1,685             1,259
  Accounts receivable:
    Trade...............................................................              871               953
    Other...............................................................              134                82
  Inventory.............................................................              905               702
  Other.................................................................            2,136             2,166
                                                                                  -------          --------
    Total current assets................................................           12,077            17,590
Restricted cash - long term.............................................            8,428             8,816
Property, plant and equipment, net......................................           19,657             9,353
Goodwill, net...........................................................              168               226
Deferred tax assets.....................................................            4,683             5,058
Deferred offering costs.................................................              230
Other assets - long term................................................              529               605
                                                                                  -------          --------
    Total assets........................................................          $45,772          $ 41,648
                                                                                  =======          ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long term debt.....................................         $  2,266          $  1,364
  Current portion of capital lease obligations..........................            2,073               599
  Accounts payable......................................................            6,623             5,053
  Accrued expenses......................................................            2,661             1,284
                                                                                 --------          --------
    Total current liabilities...........................................           13,623             8,300
Deferred revenue........................................................            2,282             2,546
Long term debt, less current portion....................................            9,741            11,024
Capital lease obligation, less current portion..........................            7,655               441
Other long term liabilities, less current portion.......................              627               557
                                                                                  -------          --------
    Total liabilities...................................................           33,928            22,868
                                                                                  =======          ========

STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, authorized shares--30,000,000;
   issued and outstanding shares--14,778,107 ; 13,762,732 respectively..              148               138

  Additional paid-in capital............................................           61,082            57,067
  Cumulative translation adjustment.....................................           (1,668)           (2,132)
  Deficit accumulated during development stage..........................          (47,718)          (36,293)
                                                                                 --------          --------
     Total stockholders' equity.........................................           11,844            18,780
                                                                                 --------          --------
     Total liabilities and stockholders' equity ........................         $ 45,772          $ 41,648
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

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                                            Period
                                                                                                          from June
                                                                                                           18, 1992
                                                                                                           (date of
                                                                                                          inception)
                                                                  Three Months Ended  Nine Months Ended     through
                                                                    September 30,       September 30,      Sept. 30,
                                                                  -----------------   -----------------
                                                                   1998      1997      1998      1997       1998
                                                                  ------    ------   -------    ------     ------
Revenues
  Cooperation & license revenues...............................  $   238   $    --   $  1,239   $  1,718   $ 26,449
  Product sales................................................      135       152        222        580      2,603
  Other revenues...............................................      225       284      1,768      1,004      5,706
                                                                 -------   -------    -------   --------   --------
     Total revenues............................................      598       436      3,229      3,302     34,758
                                                                 -------   -------    -------   --------   --------

Cost of revenues
  License fees and royalties...................................      (80)       --       (281)       (61)    (1,821)
                                                                 -------   -------    -------   --------   --------
Gross margin...................................................      518       436      2,948      3,241     32,937
                                                                 -------   -------    -------   --------   --------

Operating expenses
  Research and development:
  Acquisition of intellectual property rights..................       --        --       (125)        --     (4,890)
  Other........................................................   (5,107)   (3,227)   (13,460)   (11,305)   (66,699)
                                                                 -------   -------    -------   --------   --------
                                                                  (5,107)   (3,277)   (13,585)   (11,305)   (71,589)
  Marketing & sales............................................     (371)     (369)    (1,064)    (1,151)    (6,238)
  Administrative & general expenses............................     (639)     (611)    (1,862)    (1,899)   (12,163)
                                                                 -------   -------    -------   --------   --------
                                                                  (6,117)   (4,207)   (16,511)   (14,355)   (89,990)
                                                                 -------   -------    -------   --------   --------
Loss from operations...........................................   (5,599)   (3,771)   (13,563)   (11,114)   (57,053)
Other income / (expense)
  Interest income / (expense)..................................     (208)       82       (462)       424        347
  Foreign exchange gains / (losses)............................      844        32      1,553       (140)     2,207
                                                                 -------   -------    -------   --------   --------
                                                                     636       114      1,091        285      2,554
Loss before income tax benefit.................................   (4,963)   (3,657)   (12,472)   (10,829)   (54,499)
Income tax benefit.............................................    1,047        --      1,047         --      6,781
                                                                 -------   -------    -------   --------   --------
Net loss.......................................................  $(3,916)  $(3,657)  $(11,425)  $(10,829)  $(47,718)
                                                                 =======   =======   ========   ========   ========
  Net loss per share...........................................  $ (0.26)  $ (0.27)  $  (0.79)  $  (0.84)
                                                                 =======   =======   ========   ========

  Shares used in computing net loss per share..................   14,778    13,763     14,462     12,924


                            See accompanying notes.

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                              PERIOD FROM
                                                                                             JUNE 18, 1992
                                                                                                (DATE OF
                                                                                               INCEPTION)
                                                                   NINE MONTHS ENDED            THROUGH
                                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                               --------------------------    -------------
                                                                  1998            1997            1998
                                                               -----------      ---------    -------------
Net loss...................................................       $(11,425)       $(10,829)       $(47,718)

Total adjustments to net loss..............................          5,719           4,009          19,345
                                                                  --------        ---------       --------
Net cash (used in) / provided by operating activities......         (5,706)         (6,820)        (28,373)
                                                                  --------        ---------       --------

INVESTING ACTIVITIES
Additions to property plant and equipment..................           (764)           (511)        (18,224)
Reclassification of cash available as restricted cash......             --         (10,080)        (10,080)
Additions to intangible assets.............................             --              --            (130)
                                                                  --------        ---------       --------

Net cash used in investing activities......................           (764)        (10,591)        (28,434)

FINANCING ACTIVITIES
Stock issued...............................................          3,981          21,641          59,579
Proceeds from long-term borrowings.........................             --              --          16,287
Proceeds from sale leaseback transactions..................             --              --           2,731
Payments for equipment purchases financed by accounts
 payable...................................................             --              --          (3,706)
Repayments of long term borrowing and capital lease
 obligations...............................................         (3,836)         (1,049)         (9,219)
                                                                  --------        ---------       --------

Net cash provided by financing activities..................            145          20,592          65,672
                                                                  --------        ---------       --------
Effect of exchange rates on cash...........................            243          (1,358)         (2,519)
                                                                  --------        ---------       --------

Net increase in cash and cash equivalents..................         (6,082)          1,823           6,346
Cash and cash equivalents beginning of period..............         12,428           4,266              --
                                                                  --------        ---------       --------

Cash and cash equivalents end of period....................       $  6,346        $  6,089        $  6,346
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

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                   CONVERTIBLE PREFERRED STOCK
                                        ----------------------------------------------------------------------------------
                                              SERIES A             SERIES B             SERIES C             SERIES D
                                        --------------------  ------------------  --------------------  ------------------
                                          SHARES               SHARES               SHARES               SHARES
                                        -----------           ---------           -----------           ---------
                                          ISSUED     AMOUNT    ISSUED    AMOUNT     ISSUED     AMOUNT    ISSUED    AMOUNT
                                        -----------  -------  ---------  -------  -----------  -------  ---------  -------
BALANCE AT JUNE 18, 1992
Issuance of convertible preferred
  stock, net of issuance costs in
  1992, 1993 and 1994..................  1,557,003    2,368    363,447      589    3,044,846    8,615    430,208    1,224
Issuance of Common stock in 1992
   and 1993............................
Issuance of Common stock under
   stock option plan in 1994 Purchase
   of 28,761 shares of Common
   stock--Treasury stock in 1994.......
Translation adjustment.................
Net loss from June 18, 1992
   (date of inception) through
    December 31, 1994..................

                                        ----------   ------   --------   ------   ----------   ------   --------   ------
BALANCE AT DECEMBER 31, 1994             1,557,003    2,368    363,447      589    3,044,846    8,615    430,208    1,224
  Reissuance of 28,761 shares of
  Common stock held in treasury........
Issuance of Common stock under
   stock option plan...................
Common stock issued in initial public
  offering, net of issuance
  costs -- $ 1,080.....................
Conversion of preferred stock.......... (1,557,003)  (2,368)  (363,447)    (589)  (3,044,846)  (8,615)  (430,208)  (1,224)
Translation adjustment.................
Net loss--Year ended
  December 31, 1995....................

                                        ----------   ------   --------   ------   ----------   ------   --------   ------
BALANCE AT DECEMBER 31, 1995
Issuance of Common stock under
  stock option plan....................
Issuance of warrants in connection
  with acquisition of the
  assets of Panocorp...................
Translation adjustment.................
Net loss--Year ended
  December 31, 1996....................

                                        ----------   ------   --------   ------   ----------   ------   --------   ------
BALANCE AT DECEMBER 31, 1996
Common stock issued in public
 offering, net of issuance
 costs -- $ 796........................
Issuance of Common stock under
 stock option plan.....................
Translation adjustment.................
Net loss--Year ended December 31, 1997.

                                        ----------   ------   --------   ------   ----------   ------   --------   ------
BALANCE AT DECEMBER 31, 1997
Common stock issued in private
 placements, net of issuance costs
 -- $ 26 (unaudited)...................
Issuance of Common stock under stock
 option plan (unaudited)
 Translation adjustment (unaudited)....
Net loss--Nine Months ended
  September 30, 1998 (unaudited).......

                                        ----------   ------   --------   ------   ----------   ------   --------   ------
BALANCE AT SEPTEMBER 30, 1998                   --       --         --       --           --       --         --       --
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

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)



           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                                                DEFICIT
                                                                                              ------------
                                                                                              ACCUMULATED
                                                                                              ------------
                                                   COMMON STOCK     ADDITIONAL   CUMULATIVE      DURING
                                                ------------------  ----------  ------------  ------------
                                                  SHARES             PAID-IN    TRANSLATION   DEVELOPMENT   TREASURY
                                                ----------          ----------  ------------  ------------  ---------
                                                  ISSUED    AMOUNT   CAPITAL     ADJUSTMENT      STAGE        STOCK      TOTAL
                                                ----------  ------  ----------  ------------  ------------  ---------  ---------
BALANCE AT JUNE 18, 1992
Issuance of convertible preferred
  stock, net of issuance                                                                                               $ 12,796
  costs in 1992, 1993 and 1994.................
Issuance of Common stock in
  1992 and 1993................................    132,301    $  1     $    96                                               97
Issuance of Common stock
  under stock option plan in  1994.............     77,356       1          28                                               29
Purchase of 28,761 shares of Common
 stock--  Treasury   stock
 in 1994.......................................                                                                 $(11)       (11)
Translation adjustment.........................                                     $   181                                 181
Net loss from June 18, 1992
 (date of inception) through
 December 31, 1994.............................                                                  $ (3,605)               (3,605)
                                                ----------    ----     -------      -------      --------   --------   --------
BALANCE AT DECEMBER 31, 1994                       209,657       2         123          181        (3,605)       (11)     9,487
 Reissuance of 28,761 shares of Common
  stock held in treasury.......................                              3                                    11         14
Issuance of Common stock under stock
  option plan..................................      6,902       0           3                                                3
Common stock issued in initial public
  offering, net of
  issuance costs -- $ 1,080....................  2,500,000      25      20,973                                           20,998
Conversion of preferred stock..................  5,395,504      54      12,742
Translation adjustment.........................                                         334                                 334
Net loss--Year ended December 31, 1995.........                                                    (6,305)               (6,305)
                                                ----------    ----     -------      -------      --------   --------   --------
BALANCE AT DECEMBER 31, 1995                     8,112,063      81      33,844          515        (9,910)               24,530
Issuance of Common stock under stock
  option plan..................................     29,083       0          11                                               11
Issuance of warrants in connection
 with acquisition of the assets
 of Panocorp...................................                            230                                              230
Translation adjustment.........................                                        (953)                               (953)
Net loss--Year ended  December 31, 1996........                                                   (11,719)              (11,719)
                                                ----------    ----     -------      -------      --------   --------   --------
BALANCE AT DECEMBER 31, 1996                     8,141,146      81      34,085         (438)      (21,629)               12,099
Common stock issued in public offering,
 net of issuance costs -- $ 796................  5,570,819      56      22,958                                           23,014
Issuance of Common stock under stock
  option plan..................................     50,767       1          25                                               25
Translation adjustment.........................                                      (1,694)                             (1,694)
Net loss--Year ended December 31, 1997.........                                                   (14,664)              (14,664)
                                                ----------    ----     -------      -------      --------   --------   --------
BALANCE AT DECEMBER 31, 1997                    13,762,732    $138     $57,067      $(2,132)     $(36,293)             $ 18,780
 Common stock issued in private
 placements, net of issuance
 costs -- $ 26 (unaudited).....................  1,014,000      10       4,014                                            4,024
Issuance of Common stock under
 stock option plan (unaudited).................      1,375                   1                                                1
Translation adjustment.........................                                         464                                 464
Net loss--Nine Months ended
 September 30, 1998 (unaudited)................                                                   (11,425)              (11,425)
                                                ----------    ----     -------      -------      --------   --------   --------
BALANCE AT SEPTEMBER 30, 1998                   14,778,107    $148     $61,082      $(1,668)     $(47,718)             $ 11,844

                            See accompanying notes.

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (ALL AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)



Note A--Basis of presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the three-month or nine-month periods ending September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997 (the "1997 Financial Statements"), included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE B--INVENTORIES

  Inventory consists of raw material and spare parts.


NOTE C--RESTRICTED CASH

  In August 1997, the Company provided Unipac, its Asian manufacturing partner, with a written bank guaranty in an amount of $10.0 million pursuant to the Display Foundry agreement signed in May 1997 between the Company and Unipac in order to implement volume production of Field Emission Displays ("FEDs") at its manufacturing line. The Company granted the issuing banks a security interest in its cash and cash equivalents for the same amount. The pledged cash and cash equivalents have been recorded as short-term and long-term restricted cash in the balance sheet. Under certain conditions of the Foundry Agreement, Unipac can sell to the Company certain equipment. The payment for such equipment will be secured by Unipac through the exercise of the bank guaranty. Both the amount of the guaranty to Unipac and the amount of the security interest to the banks will be reduced by 1/24th of the initial amount at the end of each quarter, starting after December 1998.


NOTE D--PROPERTY, PLANT AND EQUIPMENT


  In 1997, the Company signed a Display Foundry Agreement with Unipac, a Taiwanese AMLCD manufacturer, in order to implement high-volume manufacturing of FEDs at Unipac's plant. Pursuant to this agreement, Unipac began to install volume FEDs production equipment. That equipment has been purchased and funded by Unipac, and a portion of it is leased to PixTech. Most of the required equipment has now been installed at Unipac's facility. As of September 30, 1998, the portion of the equipment leased to PixTech amounts to $12,172.

  According to Financial Accounting Standard 13, "Accounting for leases", PixTech's share of equipment has been recorded as assets under the caption "Property, Plant and Equipment", in the net amount of $11,689. A depreciation of $483 has been recorded in the quarter. As of September 30, 1998, the related capital lease obligation amounts to $9,102, of which $1,678 has been recorded as current portion.

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (ALL AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)
NOTE E--PRIVATE PLACEMENTS


  In March 1998, the Company sold 1,000,000 shares of the Company's Common Stock to The Kaufmann Fund Inc., in a private placement at a price of $4.00 per share, resulting in net cash proceeds of $4,000 before expenses payable by the Company, which amounted to $26.


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

NOTE F--DEFERRED OFFERING COSTS

  The Company incurred expenses in preparation for a private offering of new shares in Europe and the U.S. These expenses have been deferred and will be recorded as a reduction of paid-in capital upon completion of the offering.

NOTE G--FAS 130

  The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", ("SFAS 130"), effective for the Company for the first quarter of 1998. SFAS 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the nine-month periods ended September 30, 1998 and 1997 are as follows:

COMPREHENSIVE LOSS:                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                               1998                    1997
  Net loss                                                                 $(11,425)              $(10,829)
  Change in cumulative translation adjustment                                   464                 (1,462)
                                                                           --------               --------
  Comprehensive net loss                                                   $(10,961)              $(12,291)


NOTE H--LITIGATION

  The Company has received correspondence from Futaba Corporation and its legal counsel since February 1998 alleging the following: (i) Pixtech is infringing one or more patents owned by Futaba relating to the construction and manufacture of its displays that are not expressly included under the license agreement between Futaba and Pixtech, (ii) PixTech's use of terms such as "alliance" and "partners" in describing the nature of its contractual relationships with Motorola, Raytheon and Futaba in reports filed with the SEC is misleading and
(iii) certain provisions in the Foundry Agreement with Unipac constitute an impermissible sublicense of Futaba technology. PixTech does not believe such claims have any merit and has denied each of the allegations in correspondences with Futaba and its counsel. Futaba has also claimed that the Company improperly supplied certain Futaba proprietary information to Unipac, and that Unipac has in turn disclosed such information to a third party vendor. If Futaba were to prevail on all of these claims, PixTech may be required to modify the construction and manufacture of its displays and may, as a result, be materially adversely affected.

                                 PIXTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)


  To the Company's knowledge, there are no other exceptional facts or litigation that could have or that have in the recent past had any significant impact on its business, results, financial situation, or assets and liabilities.

NOTE I.--SUBSEQUENT EVENTS

  During 1998, the Company has incurred the same level of losses that has been experienced in the past, which has adversely affected the Company's liquidity. The Company intends to improve its liquidity and financial position through sales of equity expected to take place in 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


Cooperation and License Revenues. PixTech is a party to a cooperative effort, between select display manufacturers to advance Field Emission Display ("FED") technology. The Company recognized cooperation and license revenues under license agreements of $238,000 in the three-month period ended September 30, 1998. These revenues represented the achievement by the Company of contractual milestones with certain licensees. No such revenues were recorded in the same period in 1997.

The Company recorded cooperation and license revenues under these agreements of $1.2 million in the nine-month period ended September 30, 1998, as compared to $1.7 million in the nine-month period ended September 30, 1997. The decrease in cooperation and license revenues reflected the achievement by the Company of most of the contractual milestones with these licensees. The Company does not expect any significant additional milestone related revenues to be directly derived from existing licensees. Future cooperation and license revenues are mostly subject to execution, by the Company, of cooperation and/or license agreements with third parties other than the existing licensees. The Company may now grant royalty-bearing licenses to the FED cross-licensed technology to third parties subject to certain restrictions as to the geographic location and number of such third-party licensees. A portion of the proceeds PixTech will receive pursuant to such third-party licenses may be shared with the existing licensees. To the extent these licensees successfully incorporate the cross-licensed technology in their own products, the Company will recognize royalty revenues as they sell the products.

Product sales. The Company recognized product sales of $222,000 in the nine-month period ended September 30, 1998, as compared to $580,000 in the nine-month period ended September 30, 1997. These product sales represented the shipment of FED displays and FED cathodes in limited quantities to certain licensees and the shipment of FED displays for evaluation by original equipment manufacturer ("OEM") customers. While the number of displays shipped significantly increased between the nine-month periods ended September 30, 1997 and September 30, 1998, the average selling price was reduced as most displays sold during the first nine months of 1998 were sold at volume prices.

The Company expects to increase product shipments in 1998, both from products manufactured at its pilot production plant in France and from its volume source of manufacturing by Unipac. The Company has recently shipped its first FED displays manufactured by Unipac to a U.S. customer.

Other revenues. Other revenues consist of funding under French or European Union development contracts and other miscellaneous revenues. The Company recognized other revenues of $225,000 in the three-month period ended September 30, 1998, as compared to $284,000 in the three-month period ended September 30, 1997. Other revenues amounted to $1.8 million in the nine-month period ended September 30, 1998, as compared to $1.0 million in the nine-month period ended September 30, 1997. Of these revenues, $1.2 million and $663,000 were related to a development contract granted in December 1994 from the French Ministry of Industry to support manufacturing of FEDs, in the nine-month periods ended 1998 and 1997, respectively. Total funding under this contract approximated $2.7 million. The Company recognized portions of this revenue as contractual conditions were met. The Company recognized $800,000 in 1996, $663,000 in 1997 and $1.2 million in the nine-month period ended September 30, 1998.


Research and Development Expenses--Acquisition of Intellectual Property Rights. The Company expensed $125,000 in the nine-month period ended September 30, 1998 for the acquisition of intellectual property rights from Coloray Display Corporation (see "Notes to Condensed Consolidated Financial Statements -- Note E -- Private Placements").

Other Research and Development Expenses. The Company expensed $5.1 million for research and development costs during the three-month period ended September 30, 1998, an increase of 59% over the $3.2 million of research and development expenses incurred in the three-month period ended September 30, 1997. These expenses include obligations to the French atomic energy agency ("CEA") under a research agreement with the Laboratoire d'Electronique, de Technologie et d'Instrumentation) ("LETI"), contract consulting fees, salaries and associated operating expenses for in-house research and development activities conducted both in its pilot plant in Montpellier and its research and development facility in Santa Clara, the cost of staffing and operating the Company's pilot manufacturing facility and the cost of supporting the transfer of the FED technology to Unipac. This increase reflected the continued development of the Company's FED technology and the cost of supporting the transfer of FED manufacturing processes to Unipac. Research and development expenses amounted to $13.6 million for the nine-month period ended September 30, 1998, as compared to $11.3 million during the nine-month ended September 30, 1997.


Sales and Marketing Expenses. The Company expensed $371,000 for sales and marketing during the three-month period ended September 30, 1998, as compared to $369,000 during the three-month period ended September 30, 1997. The Company believes sales and marketing expenses may increase in the future, as potential customers and anticipated shipments of FED displays develop. In 1997, the Company signed a distribution agreement of its FED products with Sumitomo Corporation ("Sumitomo") for the Japanese and Asian market areas. Sales and marketing expenses amounted to $1.0 million for the nine-month period ended September 30, 1998, as compared to $1.1 million during the nine-month period ended September 30, 1997.


General and Administrative Expenses. General and administrative expenses amounted to $639,000 in the three-month period ended September 30, 1998, an increase of 5% over general and administrative expenses incurred in the three-month period ended September 30, 1997, which amounted to $611,000, reflecting an increase in staff expenses.

Income tax benefit. The Company recorded an income tax benefit in the amount of $1.0 million in the three-month period ended September 30, 1998, representing tax credit for research and development activities conducted in France.


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

  Products and Manufacturing Processes under Development, Need to Obtain
Commercial Yields, Costs of Products.   The Company's future success depends on
the successful development and production of FEDs by the Company and its licensees. To date, the Company has successfully developed only one product that has been incorporated into a commercial end-user application. To be successful, the Company will need to complete the development of additional FED products. The Company's future products will require additional significant development prior to commercialization, and no assurance can be given that the results of such development efforts will be successful. In addition, the Company has not completed testing of its manufacturing processes at Unipac, and the Company has only limited quantities of products, manufactured at its pilot manufacturing facility, that are available for sale incorporating the Company's technology. Certain improvements must be made to the Company's manufacturing processes in order for the Company to be successful. In particular, in order to demonstrate the low cost potential of its FED technology, the Company will need to improve its manufacturing yields. Even if the Company is successful in completing the development and testing of its manufacturing processes, no assurance can be given that the favorable characteristics demonstrated by its current displays manufactured at the Company's pilot manufacturing facility will be reproduces on a cost-effective basis in commercial production. The Company has to date encountered a number of delays in the development of its products and processes. No assurance can be given that further delays will not occur. Any significant delays could prevent the Company from capitalizing on market opportunities, and could prevent the Company from capitalizing on market opportunities, and could have a material adverse effect on the Company.

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

  Competition and Competing Technologies. The market for flat panel display ("FPD") products is intensely competitive and is expected to remain so in the future. The market is currently dominated by products utilizing liquid crystal display ("LCD") technology. LCD technology has continued to improve, and there can be no assurance that advances in LCD technology will not overcome its current limitations. In addition, the recent substantial increases in world-wide manufacturing capacity of FPDs and the entrance of new competitors in the FPD market may cause over-supply conditions leading to dramatic reductions in the price of FPDs. In order to effectively compete, the Company could be required to increase the performance of its products or to reduce prices. In the event of price reductions, the Company's ability to maintain gross margins would depend on its ability to reduce its cost of sales.

  There can be no assurance that the Company's competitors will not succeed in developing products that outperform the Company's displays or that are more cost effective. In the event that efforts by the Company's competitors result in the development of products that offer significant advantages over the Company's products, and the Company is unable to improve its technology or develop or acquire alternative technology that is more competitive, the Company would be adversely affected.

  No Assurance of Market Acceptance.   The potential size and timing of market
opportunities targeted by the Company are uncertain. The Company anticipates marketing its displays to OEMs, and its success will depend on whether OEMs select the Company's products for incorporation into their products and upon their successful introduction of such products, as well as the successful commercialization of products developed by parties which are under contractual relationship to make royalty, and milestone payments to the Company. There can be no assurance that demand for any particular product will be sustained or that new markets will develop as expected by the Company, or at all. The failure of existing and new markets to develop as expected by the Company or to be receptive to PixTech's products would have a material adverse effect on the Company.

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

  Competitors in both the United States and other countries, many, of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or interfere with the Company's ability to make and sell its products. The Company has not conducted an independent review of patents issued to third parties. In addition, claims that the Company's products infringe on the proprietary rights of others are more likely to be asserted after commencement of commercial sales incorporating the Company's technology. Although the Company believes that its products do not infringe the patents or other proprietary rights of third parties, there can be no assurance that other third parties will not assert infringement claims against the Company or that such claims will not be successful. Then can also be no assurance that competitors will not infringe the Company's patents. Even successful defense and prosecution of patent suits are both costly and time consuming. An adverse outcome in the defense of a patent suit could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease selling its products. Further, with respect to licensed patents, which, in the case of the Company, represent a significant portion of the Company's proprietary technology, the defense and prosecution of patent suits may not be in the Company's control. An adverse outcome in a suit in which the Company asserts its patent rights could result in the loss of such rights, and could subject the Company to substantial costs and diversion of Company resources.

  The Company has received correspondence from Futaba Corporation and its legal counsel since February 1998 alleging the following: (i) Pixtech is infringing one or more patents owned by Futaba relating to the construction and manufacture of its displays that are not expressly included under the license agreement between Futaba and Pixtech, (ii) PixTech's use of terms such as "alliance" and "partners" in describing the nature of its contractual relationships with Motorola, Raytheon and Futaba in reports filed with the SEC is misleading and
(iii) certain provisions in the Foundry Agreement with Unipac constitute an impermissible sublicense of Futaba technology. PixTech does not believe such claims have any merit and has denied each of the allegations in correspondences with Futaba and its counsel. Futaba has also claimed that the Company improperly supplied certain Futaba proprietary information to Unipac, and that Unipac has in turn disclosed such information to a third party vendor. If Futaba were to prevail on all of these claims, PixTech may be required to modify the construction and manufacture of its displays and may, as a result, be materially adversely affected.

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

  Impact of Year 2000. The Company has conducted a comprehensive review of its computer systems to identify applications that could be affected by, the inability, of certain computer systems to format and manipulate data containing dates including the year 2000 and subsequent years (commonly referred to as the "year 2000" issue), and has developed an implementation plan to resolve the issue. Although management does not expect that costs associated with modifying existing computer systems will have a significant impact on its financial position or results of operations, there can be no assurance that such modifications will be successfully implemented or that these costs will not be significant. In addition, the Company, depends on a limited group of suppliers. There can be no assurance that those suppliers will not be significantly impacted by the "Year 2000" issue. If those suppliers are significantly impacted by the "Year 2000" issue, such suppliers may not be able to continue their supply of parts to the Company without interruption, and the Company may be adversely affected.


LIQUIDITY AND CAPITAL RESOURCES.

Cash used in operations was $5.7 million for the nine-month period ended September 30, 1998, as compared to cash used in operations of $6.8 million for the nine-month period ended September 30, 1997.

The Company has used $28.3 million in cash to fund its operating activities from inception through September 30, 1998 and has incurred $28.4 million in capital expenditures and investments.

Cash flows generated from financing activities were $145,000 in the nine-month period ended September 30, 1998, as compared to $20.6 million in the nine-month period ended September 30,1997.

These 1998 financings consisted primarily of sales of shares of Common Stock in a private placement, resulting in net proceeds to the Company of $4.0 million (net of issuance costs), while long term liabilities decreased by $3.8 million. Cash flow generated from financing activities exclude non-cash transactions related to the issuance of 14,000 shares of the Company's Common Stock to Coloray (See "Notes to Condensed Consolidated Financial Statements -- Note E -- Private placements").

Since its inception, the Company has funded its operations and capital expenditures primarily from the proceeds of equity financing aggregating $59.6 million and from proceeds aggregating $19.0 million from borrowings and sale-leaseback transactions.

Capital expenditures were $764,000 during the nine-month period ended September 30, 1998 as compared to $511,000 during the same period of 1997. During the nine-month period ended September 30, 1998, capital expenditures remained focused on limited capacity expansion in the pilot manufacturing facility. Implementing volume production at Unipac's manufacturing plant requires significant capital expenditures. An amount of $16.5 million of capital expenditures is expected to be required which, pursuant to the Foundry Agreement, is purchased and funded by Unipac.

The Company has existing contracts with two different French ministries providing for the payment of grants to the Company totaling approximately $4.0 million, of which the Company has collected an aggregate amount of $3.4 million through September 30, 1998 and for which the Company has recognized revenues to date in the aggregate amount of $2.7 million.

In 1997, the Company entered into a research and development agreement with the European Union and other European industrial companies for an 18 month-period, which began in February 1997. The expected contribution of the European Union to the costs incurred by the Company amounts to $840,000 over the period. The Company received $423,000 and $293,000 from this contribution in 1997 and in 1998, which were not recognized as income in 1997 and in 1998 as all conditions stipulated in the agreement were not met.

Cash available at September 30, 1998 amounted to $6.3 million as compared to $12.4 million at December 31, 1997. The Company expects that cash available at September 30, 1998 together with anticipated proceeds from the various grants described above and the anticipated increase in product sales will be sufficient to meet its cash requirements, including repayment of the current portion of its long term obligations for at least three months.

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

                               September 30, 1998


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

                              September 30, 1998


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        PIXTECH, INC.

Date: November 12, 1998                              BY: /s/ Yves Morel
                                                         Yves Morel
                                                         Chief Financial Officer

                                 PIXTECH, INC.

                               September 30, 1998


                                 EXHIBIT INDEX


Exhibit No.
-----------
27                         Financial Data Schedule