Form 10-K
period 1998-12-31
PIXTECH INC /DE/
filed 1999-03-11
CIK 946144

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1998 Commission File Number: 0-26380

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

     Title of each class                            Name of each exchange
                                                     on which registered
  --------------------------------------------------------------------------
            None                                             None

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

                                                                  YES _X_  NO___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 1st, 1999 was: $28,522,891.

     There were 15,150,329 shares of the registrant's Common Stock outstanding as of March 1st, 1999.

                                  ------------
                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement of the Registrant for the Registrant's 1999 Annual Meeting of Shareholders to be held on or about April 27, 1999 which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year of December 31, 1998, are incorporated by reference into Part III of this Form 10-K.

Item 1. Business

General

     PixTech, Inc. was incorporated in Delaware in November 1993 as the parent company of PixTech S.A., a French corporation formed in June 1992. The Company's principal executive offices are located at Avenue Olivier Perroy, 13790, Rousset, France. The Company's main telephone numbers are 011-33-(0)442-29-10-00 and (408) 986-8868.

     PixTech  is  dedicated  to  commercializing  its  field  emission  displays
("FED"). The company expects that FEDs will provide higher viewing quality, lower manufacturing costs and more efficient power consumption than current flat panel display technologies.

     In 1992, the Company exclusively licensed key patents from an electronics research institute, Laboratoire d'Electronique, de Technologie et d'Instrumentation ("LETI"), and, since then, focused on advancing FED technology toward high volume manufacturing and wide market acceptance.

     Since the Company was established, its strategy has been to minimize the commitment of its financial resources by leveraging the expertise and resources of other parties. Initially, this strategy was applied to the area of fundamental research, manufacturing process and product development. The Company licensed its technology to some display manufacturers, including Motorola, Inc. ("Motorola") and Futaba Corporation (Japan) ("Futaba"). With the market introduction of its first commercial displays, the Company is now employing the same strategy for manufacturing and distributing its products.

     During 1998, the Company succeeded in achieving a significant increase in pilot manufacturing yields, thus leading to increased shipments of its products from its pilot plant. The Company also advanced the transfer and adaptation of its manufacturing processes to its Taiwanese manufacturing partner, Unipac Optoelectronics Corporation (<< Unipac >>), and was able to initiate shipments from Unipac to its customers in the later part of the year. During 1998, the Company supplied more than 1,000 FED displays to its main customer Zoll Medical Inc. ("Zoll Medical"), a manufacturer of portable medical equipment. To date, no other FED competitor's product has yet reached the stage of being incorporated in an end-user product. In addition, the Company successfully demonstrated the world's first 15-inch color FED display prototype, thus keeping a leadership position in FED technology development.

     The Company is currently focused on (i) increasing production yields and capacities with Unipac, (ii) expanding its customer base and product offering and (iii) further developing large-size displays based on FED technology.


The Flat Panel Display Market

     According to Stanford Resources, Inc. (<< SRI >>), a market research organization, the market for flat panel displays (<< FPD s >>) is expanding rapidly and projected to grow from $13.8 bn in 1998 to $20.6 bn in 2002. The Company expects FEDs to penetrate the existing FPD market by offering better viewing quality than existing technologies, such as active matrix liquid crystal displays ("AMLCDs"), at similar manufacturing costs.

     The strong growth of the FPD market is expected to be driven by the continued proliferation of products requiring FPDs, including desktop computers, car navigation systems, hand-held computers, and instrumentation. The Company expects advanced display applications requiring full color and video to become more prevalent over the next few years. FEDs may also offer an alternative technology in markets which are currently only served by cathode ray tubes ("CRTs") due to performance requirements such as brightness or range of operating temperature. Thus the Company believes the CRT replacement market should also be considered as an opportunity for its FEDs.

     Laptop computers constitute the largest single market for FPDs. However, much of the growth in the computer FPD market will be driven by desktop and handheld computers.

     The Company believes that emerging FED technology has the potential to address many of the shortcomings of AMLCDs.

     The following table summarizes some of the differentiating characteristics of CRT, AMLCD and FED technologies(1):

   Characteristics                  CRT                        AMLCD                            FED
   Viewing angle            Very wide horizontal          Wide horizontal,              Very wide horizontal
                            and vertical                  limited vertical              and vertical



   Video speed              High speed over full          Adequate speed over           High speed over full
                            temperature range             limited temperature           temperature range
                                                          range



   Brightness range         From low to very              From low to                   From low to very
                            high, easy to dim             medium, limited               high, easy to dim
                                                          dimming capabilities



   Dynamic range *          High                          Limited                       High



   Operating                Wide range                    Limited range due to          Wide range and instant-on at low temperature
       temperature                                        liquid crystal
                                                          behavior



   Power consumption        High                          Current industry              Comparable to
                                                          standard                      current industry
                                                                                        standard



   Manufacturability        Mature process                Complex process               Early stage of manufacturing development
                            offering lowest cost                                        Fewer process steps
                                                                                        than AMLCD

     * Dynamic range results from a combination of contrast and peak brightness.


--------
(1) The information set forth in this table is based upon the Company's assessment of existing CRT and AMLCD products when compared to FED products and prototypes manufactured at PixTech's pilot plant. No assurance can be given that FEDs, if manufactured in commercial quantities, will achieve such performance characteristics on a cost-effective basis.

Strategy

     The Company has adopted a unique growth strategy to commercialize its proprietary FED technology. Key elements of this strategy include:

     Manufacturing: the short path to high volume. As the shortest path to high volume production, the PixTech manufacturing strategy relies on a high-volume manufacturing source in Taiwan.

     PixTech entered into a contract-manufacturing agreement with Unipac, an AMLCD manufacturer based in Taiwan in 1997. During 1998, the Company installed FED specific equipment required to complement Unipac's AMLCD manufacturing plant and transferred and started adjustment of all of its proprietary FED manufacturing processes, leading, in October 1998, to the successful delivery to PixTech's customers of the first FED displays manufactured in Taiwan. While current shipments by Unipac of FEDs are still minimal, the Company expects that Unipac will be successful in increasing manufacturing yields in 1999 and that therefore display shipments from Unipac will exceed several thousand units per month by the end of 1999.

     Marketing: from monochrome to color products. With the delivery of more than 1,000 of its monochrome displays to its customers in 1998, PixTech reached a new stage toward wide market acceptance of Field Emission Displays. As products manufactured by Unipac become more available, PixTech anticipates to receive volume orders for high-margin low to medium volume applications mostly in the medical and industrial market segments to initiate growth of its product revenues. To significantly increase its market penetration, PixTech designed its first color product, targeted for high-growth high-volume market segments, where FED benefits are expected to bring high performance, cost competitive products to end-users. These segments will include navigation and video displays for transportation markets, as well as handheld personal computers ("HPCs"), where display performance is a recognized bottleneck to market expansion.

     Research and development: a vision towards large screens. The Company believes that its proprietary technology can evolve toward displays of 15 inches and larger, offering CRT-like viewing quality and competitive manufacturing costs. In 1998, the Company demonstrated the world's first 15-inch color field emission display prototype, which it developed together with a major Japanese CRT manufacturer. The Company actively seeks additional cooperation partners to accelerate the program and bring large screen products to the market.

     Intellectual Property: a comprehensive patent portfolio. Shortly after the company was founded, PixTech spearheaded the creation of a cooperative program between PixTech, Motorola, Raytheon, Texas Instruments and Futaba (Japan) to advance FED technology. Due to this program, as of December 1998, PixTech held or had a license to approximately 1,022 patents and pending applications, of which approximately 628 patents are counterparts in various jurisdictions of originally filed patents.

Manufacturing

     Outsourcing high-volume manufacturing. In 1997, the Company chose to partner with Unipac, because much of the equipment used for FED manufacturing is common to the AMLCD manufacturing process. In doing so, PixTech is able to leverage both Unipac's installed base of equipment as well as extensive expertise in the production of displays.

     In 1998, the Company installed all of the FED-specific equipment needed to complement Unipac's AMLCD manufacturing plant. The Company currently transfers its FED manufacturing processes, and started qualification of the first displays manufactured in Taiwan. While current shipments by Unipac of FEDs are still minimal, the Company expects that it will be successful in increasing manufacturing yields in 1999 and therefore that display shipments from Unipac will exceed several thousand units per month by the end of 1999. However, the Company does not expect to generate positive gross margins on the sale of its displays by the end of 1999.

     Under the foundry agreement with Unipac, PixTech will purchase displays from Unipac on a cost plus basis during the initial production period. After the startup phase of manufacturing, PixTech and Unipac will determine a unit price per display on a quarterly basis, which is expected to decrease over time to take into account yield and process improvements. The Company intends to implement profit-sharing mechanisms with Unipac, so that Unipac will be motivated to seek continuous manufacturing improvement to reduce cost.

     Manufacturing Engineering. PixTech's pilot production line in Montpellier currently supports early deliveries to customers ahead of volume production requirements. It is also being used to streamline manufacturing processes, develop new products and refine FED technology. After start-up of volume production at Unipac, the pilot production line will be used to support market introduction of color displays and development of large displays using high voltage technology.

     The Company's pilot facility has approximately 31,100 square feet (2,900 square meters) of space and contains approximately 10,900 square feet (1,000 square meters) of clean room ranging from class 10 to class 1000. As of December 31, 1998, the Company had 136 employees engaged in process development and pilot production at this facility.

Products

     PixTech's current product is a 5.2-inch monochrome display. The Company expects to sell the first samples of its full color 5.6-inch display during the first half of 1999. In addition, the Company intends to expand its product range within the 4 to 8 inch display market segment.

Marketing and sales

     Target segments: The Company is currently marketing its displays directly to original equipment manufacturers ("OEM") and system integrators in the instrumentation, medical, and transportation market segments where the benefits of the Company's products are highly valued. The Company has not targeted certain segments of the market, such as the computer laptop display market, which are large but extremely price competitive, and consumer markets. The Company believes that as it is still early in FED manufacturing learning curve, it would not be able to compete effectively on price with well established LCD manufacturers.

     Pricing: The Company believes that FED screens will provide significant quality and operational advantages compared with competing flat panel displays. To allow fast market penetration, the Company's current pricing strategy is, however, to offer its displays with better viewing quality at similar prices to competing products.

     Distribution and Sales: PixTech intends to achieve sales coverage through a combination of the following: (i) its own sales and marketing force which will address major OEM customers in the US and in Europe, (ii) a network of sales representatives to expand coverage mainly in the US, and (iii) a network of distributors to address specific areas of the worldwide market and to offer technical and commercial customer support. The Company has granted exclusive distribution rights to Sumitomo Corporation ("Sumitomo") in Japan. In 1999, the Company intends to progress on its efforts to conclude non exclusive distribution agreements for both the United States and Europe, in order to expand market reach in a cost effective manner.

     Customers: To date, the Company has sold samples of its displays to more than one hundred customers, mostly based in the United states and in Europe. During 1998, the Company shipped a large part of its products to Zoll Medical Corporation, a US medical equipment manufacturer which markets a portable defibrillator incorporating PixTech's FEDs. The Company received a purchase order to deliver 50,000 displays to Zoll Medical over 5 years. Zoll Medical uses the screens as a key differentiator against competing products using LCD screens, emphasizing some of the key characteristics of FEDs, including brightness and viewing angle. The Company has started negotiations with targets for customer base expansion and believes that it can book new orders when units shipments from Taiwan exceed deliveries to Zoll Medical.

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

     In an FED, each picture element (a "pixel") on the screen has multiple electron sources from an array of electron-emitting microtips. The emitting cathode surface, organized into a matrix of rows and columns, is held closely to the receiving anode. Selection of cathode row and column voltages determines which pixel will be illuminated.

     An FED color display can be designed using either a low voltage or high voltage structure between anode and cathode. The advantages of a high voltage anode structure are that well characterized CRT phosphors can be used, with high luminous efficiency. The potential drawbacks are that the use of high voltage--at least 5,000 volts--between cathode and anode may lead to the occurrence of uncontrolled flash-over, limiting the useful life of such high voltage devices. Furthermore, spacer materials, glass sealing manufacturing steps and driving electronics may be more costly for high-voltage FEDs.

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

Research and Development

     The Company is focusing its research and development programs in three areas: (i) display performance enhancement (ii) manufacturing efficiency and
(iii) scaling-up of the technology to 15-inch and larger displays.

     Display Performance Enhancement. Key elements of display performance are brightness, lifetime, and power efficiency. PixTech is seeking to balance luminous efficiency with power efficiency to produce bright, but low power-consumption displays. Display reliability is heavily dependent upon the manufacturing process used in assembling the displays as well as upon the characteristics of the phosphors used on the anode. The Company is working to make further advances in phosphors and related manufacturing technologies.

     Manufacturing efficiency and costs. Improvements in manufacturing efficiency can be obtained by simplifying manufacturing processes and reducing specific equipment costs. PixTech has recently been focusing on simplifying the assembly process to achieve equipment and material cost reduction associated with these steps.

     Large Display Development. The Company conducts a development program to demonstrate the large display (15-inch and larger) capability of FED technology with the goal of addressing the desktop monitor replacement market. The Company has strengthened this program through collaboration with a major Japanese CRT manufacturer.

     A portion of the Company's research and development activities is carried out at LETI, a laboratory under the CEA. The Research and Development Agreement between Commissariat a l'Energie Atomique ("CEA") and PixTech (the "LETI Research Agreement") provides for the Company and CEA to fund equally FED-related research and development activities at LETI. in the FED field (the "Program"). The LETI Research Agreement provides for CEA to perform this research and development work exclusively for PixTech.

     The Company's research and development expenses in the fiscal year ended December 31, 1998 were $19.4 million, as compared to $15.5 million in 1997.

PixTech's licensing program

     Between 1993 and 1995, PixTech entered into bilateral cooperation and license agreement with Motorola, Futaba, Raytheon and Texas Instruments to advance FED technology. These agreements provided each of these companies with a license, subject to certain limitations, to all FED technology owned by PixTech, LETI and the other parties. These agreements gave PixTech a royalty-free license to any FED technology held within the group at the term of the agreements, with certain rights to sublicense. In addition, PixTech received milestone revenues under these agreements during the cooperation phase. The agreement with Texas Instruments was terminated in March 1996, but PixTech maintains its license to Texas Instruments' FED technology. The Company believes that one of its existing licensees, Raytheon Company, may have suspended its internal program to develop FEDs.

     Although the cooperation phases of these agreements have all ended, PixTech is granted royalty-free licenses to all FED technology held by each other party at the end of each respective cooperation period, with certain rights to sublicense. PixTech is also entitled to royalties on future sales by any of these licensees of any FED products which are based on PixTech's technology.

     Futaba and Motorola are currently operating their own FED manufacturing plant in Mobara (Japan) and Tempe, Arizona, respectively, and publicly announced their intention to introduce FED products in the market.

Competition

     The market for flat panel display products is intensely competitive. It is currently dominated by LCD technology. LCD manufacturers, such as Sharp, NEC and Hitachi, have substantially greater name recognition and financial, technological, marketing and other resources than PixTech, and continue to make substantial investments in improving LCD technology, manufacturing processes and in manufacturing facilities. The recent increase in world-wide manufacturing capacity of FPDs and the entrance of new competitors in the FPD market have caused over-supply conditions leading to dramatic reductions in the price of FPDs over the last few years. In order to effectively compete, PixTech could be required to continuously increase the performance of its products and to reduce prices. In the event of price reductions, the Company's ability to maintain gross margins would depend on its ability to reduce its cost of sales.

     There are a number of domestic and international companies developing and marketing display devices using alternative technologies, such as PMLCDs, AMLCDs, vacuum fluorescent displays, electroluminescent panels, and plasma panels.

     The Company has ended its cooperation phase with both Futaba and Motorola in January 1997 and June 1998, respectively and is aware of significant continued investments in FED technology development by each of them. In the future, the Company expects to face competition from both of them. In addition, some of the basic FED technology is in the public domain and, as a result, the Company has a number of potential direct competitors developing FED displays. The Company is aware of several other companies which are developing FED technologies similar to that of the Company, including but not limited to, Sony, Fujitsu, and Samsung as well as smaller organizations, including Candescent, FED Corporation, Micron Display Division, a division of Micron Display Technology, and SI Diamond Technology Incorporated. Many of these companies have made, and may continue to make, significant advancements to their FED technology.

     Although the Company has proprietary rights to significant technological advances in FED technology, its technology and products are still in development stage. There can be no assurance that such potential competitors have not developed or will not develop comparable or superior FED technology. Many of these developers of alternative FPD and competing FED technologies have substantially greater name recognition and financial, research and development, manufacturing and marketing resources than the Company, and have made and continue to make substantial investments in improving their technologies and manufacturing processes. In the event efforts by the Company's competitors result in the development of products that offer significant advantages over the Company's products, and the Company is unable to improve its technology or develop or acquire alternative technology that is more competitive, the Company would be adversely affected.

Patents and Trade Secrets

     As of December 31, 1998, the Company held or had license to 217 U.S. patents and 92 pending U.S. patent applications. The Company also actively pursues foreign patent protection in countries of interest to the Company. As of December 31, 1998, the Company had filed, or was licensed under, 85 patent applications in foreign countries.

     The Company's fundamental technology was developed by LETI and licensed to PixTech in 1992. Under the LETI License Agreement, which has a term of twenty years, CEA granted the Company an exclusive, worldwide, royalty-bearing license, with right to sub-license, of all FED technology developed by CEA (including
LETI).

     In addition to the payment of royalties on sales of products incorporating the licensed technology, the Company must pass through to CEA a percentage of any royalties on licensed product sales by PixTech's sub-licensees.

Employees

     As of December 31, 1998, the Company had 152 full-time employees, and 20 part-time employees. The average number of employees was 143, 144 and 164 during 1996, 1997 and 1998 respectively. At December 31, 1998, 36 employees were engaged in research and development, 111 in process development, pilot production and support of the transfer and adjustment of PixTech's manufacturing processes to Unipac, 5 in marketing and sales and 20 in general and administrative functions. The Company's success will depend in large part on its ability to attract and retain skilled and experienced employees. The Company considers its relations with its employees to be good.

     In addition, as of December 31, 1998, LETI had 10 full-time employees working exclusively for PixTech's R&D program. Unipac had 33 full-time employees working exclusively on the start-up of the FED manufacturing and relies on its manufacturing employees to perform a significant portion of the manufacture of FEDs. The number of the employees working on the FED manufacturing is expected to increase significantly in the next 12 months.

Item 1A. Executive Officers of the Registrant

     As of December 31, 1998, the current executive officers of the Company were as follows:

         Name            Age        Position held with the Company
------------------------ ---        ------------------------------
Jean-Luc Grand-Clement..  59  Chief Executive Officer, Chairman of the Board (1)
Dieter Mezger...........  55  President                                      (1)
Francis G. Courreges....  46  Executive Vice President, Development
Michel Garcia...........  52  Vice President, Industrial Partners
Thomas M. Holzel........  58  Vice President of Marketing and Sales
Jean-Jacques Louart.....  49  Vice President, Operations
Yves Morel..............  32  Vice President, Chief Financial Officer

     (1) In January 1999, Dieter Mezger was elected Chief Executive Officer and President of the Company. Jean-Luc Grand-Clement remains Chairman of the Board of Directors.

     Each officer's term of office extends until the first meeting of the Board of Directors following the next annual meeting of stockholders and until a successor is elected and qualified.

     Jean-Luc Grand-Clement, a co-founder of the Company, has served as Chairman of the Board of Directors since the Company's inception in 1992 and served as President and Chief Executive Officer through March 1998 and January 1999, respectively. Prior to founding the Company, Mr. Grand-Clement co-founded European Silicon Structures ("ES2"), a European applications specific integrated circuit supplier for cell based and full custom CMOS products, and served as Chief Executive Officer and then as Chairman of the Board of Directors of ES2 from its founding in 1985 until 1991. From 1967 to 1978 and from 1982 to 1985, Mr. Grand-Clement held various positions with Motorola, Inc., most recently as Vice-President and Assistant General Manager of the Motorola European Semiconductor Group from 1983 to 1985. From 1978 to 1982, Mr. Grand-Clement was the Managing Director of Eurotechnique, a MOS semiconductor design and fabrication joint venture between National Semiconductor and Saint-Gobain. Mr. Grand-Clement graduated from Ecole Nationale Superieure des Telecommunications in Paris.

     Dieter Mezger joined PixTech in March 1998 as President and was elected Chief Executive Officer in January 1999. Between 1996 and 1998, Mr. Mezger worked as a marketing consultant in California. Between 1990 and 1996, Mr. Mezger was President of Compass Design Automation, a wholly-owned subsidiary of VLSI Technology, Inc. which develops and markets computer assisted design software tools for IC designs. From 1984 to 1990, Mr. Mezger established VLSI's European presence in Munich, building the European marketing and sales organizations, design centers, R&D operations, as well as its finance and human resources departments. Mr. Mezger simultaneously built VLSI's wireless and GSM businesses. Prior to joining VLSI, Mr. Mezger career included fifteen years with Texas Instruments, where he rose to the position of Manager, Sales and Marketing, Europe. He holds a BS in engineering from the University of Stuttgart.

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

     Michel Garcia is a co-founder of the Company and was appointed Vice President, Industrial Partners in August 1995. Before that, he had served as Vice-President of Equipment Engineering since the Company's inception. In 1986, Mr. Garcia founded Microsolve, a semiconductor processing equipment company, which he managed for five years. From 1981 to 1985, he served as operations manager at Eurotechnique ; from 1979 to 1981, he served as fab process manager at Eurotechnique; and from 1977 to 1979 he served as a process engineer at Motorola. In 1970, Mr. Garcia graduated from Ecole Nationale Superieure d'Electronique et de Radioelectricite de Grenoble, and he received a degree of Doctor of Microelectronics from Grenoble University.

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

     Jean-Jacques Louart joined PixTech in May 1997 as Vice-President of Operations. Mr. Louart served as Quality Director of LX Management, a consultant agency, from 1995 to 1997. From 1993 to 1995, he was president of SIP, an equipment engineering company. Prior to that, Mr. Louart spent 18 years with IBM, holding process and manufacturing management positions. Mr. Louart graduated from << Ecole de l'Air >> and holds a management degree from CPA, Paris.

     Yves Morel joined the Company in April 1994 as Director of Finance and Administration. He was promoted to Chief Financial Officer in March 1997 and to Vice President in March 1998. From 1993 to 1994, Mr. Morel was Finance Manager of International Software Enterprise, a hardware and software distribution group. From 1992 to 1993, Mr. Morel served as Controller at Genoyer S.A., a manufacturing and distribution company in the industrial valve and piping field. From 1989 to 1992, Mr. Morel was employed at Price Waterhouse. Mr. Morel graduated from the Ecole des Hautes Etudes Commerciales and he obtained a Diplome d'Etudes Superieures Comptables et Financieres.

Item 2. Properties

     The Company's corporate offices are in an approximately 11,000 square foot (1,000 square meter) facility located in Rousset, France. The Company owns the facility and occupies approximately 5,500 square feet (500 square meters) of floor space. A third party rents the rest of the area under a lease which terminates in June 1999. The Company leases a facility including a clean room, office area, and engineering laboratories in Montpellier, France, having 31,100 square feet (2,900 square meters) of space. The Montpellier lease terminates in 2000, with an option to renew.

     Also, the company leases an 8,000 square foot (750 square meter) facility including an office area and engineering laboratory area in Santa Clara, California. The lease on this facility terminates in 1999.

Item 3. Legal Proceedings

     The Company has received correspondence from Futaba Corporation and its legal counsel since January 1998 alleging the following : (i) Pixtech is infringing one or more patents owned by Futaba relating to the construction and manufacture of its displays that are not expressly included under the license agreement between Futaba and Pixtech, (ii) PixTech's use of terms such as "alliance" and "partners" in describing the nature of its contractual relationships with Motorola, Raytheon and Futaba in reports filed with the SEC is misleading and (iii) certain provisions in the Foundry Agreement with Unipac constitute an impermissible sublicense of Futaba technology. PixTech does not believe such claims have any merit and has denied each of the allegations in correspondences with Futaba and its counsel and is in discussions with Futaba concerning their allegations. Futaba has also claimed that the Company improperly supplied certain Futaba proprietary information to Unipac, and that Unipac has in turn disclosed such information to a third party vendor. If Futaba were to prevail on all of these claims, PixTech may be required, among other adverse consequences, to modify the construction and manufacture of its displays and may, as a result, be materially adversely affected.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

     The Company's Common Stock commenced trading on July 18, 1995 on the Nasdaq National Market and has been listed on the European Association of Securities Dealers Automated Quotation ("Easdaq") system since February 12, 1997, under the symbol "PIXT". As of March 1st, 1999, there were 74 holders of record of the Company's common stock.

     The following table sets forth, for the fiscal periods indicated, the range of high and low closing prices for the Company's Common Stock on the Nasdaq National Market.


                                                    High           Low
                                                    --------       -------
Year ended December 31, 1997
     First Quarter..............................    $ 6 3/8        $4 1/8
     Second Quarter.............................    $ 4 3/4        $3 3/8
     Third Quarter..............................    $ 4 1/4        $3 1/8
     Fourth Quarter.............................    $ 3 7/8        $2
Year ended December 31, 1998
     First Quarter..............................    $ 6 9/32       $2 7/16
     Second Quarter.............................    $ 7 1/16       $4 9/16
     Third Quarter..............................    $ 4 29/32      $2 3/4
     Fourth Quarter.............................    $ 3 1/2        $1 15/16


     The Company has never declared or paid any cash dividends on its capital stock. The Company currently anticipates that it will retain all future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

     On December 22, 1998, the Company sold 367,269 shares of the Company's Series E Preferred Stock to certain investors at a price of approximately $22.53 per share and an aggregate offering price of $8,275,000. These securities were exempt from registration pursuant to Rule 506 of the Securities Act of 1933 as amended (the "Securities Act") as there were less than 35 investors, all of whom were "accredited investors" as that term is used in Rule 501 of the Securities Act. The terms of conversion of these securities are described in Note 11 to the Company's Financial Statements.

     In addition, on December 22, 1998, the Company sold 222,222 shares of its Common Stock to certain investor at a price of approximately $2.25 per share and an aggregate offering price of $500,000. These securities were sold in a private transaction pursuant to Rule 506 of the Securities Act.

     In January 1999, the Company sold 150,000 shares of the Company's Common Stock in a private placement at a price of $2.35 per share, resulting in net proceeds of $352.

Item 6. Selected Financial Data

     The selected financial data set forth below as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998 are derived from the Company's consolidated financial statements included elsewhere in this Report, which have been audited by Ernst & Young , independent auditors. The selected financial data set forth below as of December 31, 1996, 1995 and 1994 and for the years ended December 31, 1996, 1995 and 1994 are derived from audited consolidated financial statements not included in this Report. This data should be read in conjunction with the Company's consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this report.

                                                                                          Fiscal Year
                                                                                  --------------------------
                                                               1994           1995           1996           1997           1998
                                                              ------         ------         ------         ------         ------
                                                                               (in thousands, except per share)
Operations
Total revenues ..........................................      6,225       $ 11,513       $  7,644       $  3,819       $  3,652
Loss from operations ....................................     (4,940)        (9,278)       (12,041)       (15,774)       (19,686)
Net loss ................................................     (2,979)        (6,305)       (11,719)       (14,664)       (17,863)
Net loss per share ......................................      (0.51)         (0.82)         (1.44)         (1.12)         (1.23)
Shares used in computing net loss per share .............      5,840          7,697          8,137         13,140         14,548

Balance Sheet
Working deficit / capital ...............................        813         15,919           (859)         9,290            145
Total assets, less current assets .......................     15,300         18,569         19,701         24,058         32,592
Long term liabilities, less current portion .............      6,626          9,958          6,743         14,568         19,480
Stockholders' equity ....................................      9,487         24,530         12,099         18,780         13,257


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company was founded in June 1992 to develop and commercialize its field emission displays. Since its inception, the Company has been a development stage company devoting a majority of its resources to raising capital, conducting research and development activities, concluding cooperation and license agreements with certain displays manufacturers, including Motorola Inc. ("Motorola") and Futaba Corporation ("Futaba"), and establishing manufacturing capabilities for its FEDs. To date, most of the Company's revenues have been cooperation and license revenues under these cooperation and license agreements and revenues from funding under grants from the French government and the European Union. In the future, the Company expects to generate its revenue primarily from the sale of products manufactured by Unipac under a contract manufacturing arrangement signed in May 1997. After adaptation of Unipac's plant, including addition of certain equipment and extensive transfer of PixTech's proprietary manufacturing processes, Unipac successfully manufactured FED samples in June 1998. While current shipments by Unipac of FEDs are still minimal, the Company expects that Unipac will be successful in increasing manufacturing yields in 1999 and therefore that display shipments from Unipac will exceed several thousand units per month by the end of 1999. However, the Company does not expect to generate positive gross margins on the sale of its products in 1999.

     In view of the development stage of the Company and the completion of the cooperation phase of existing cooperation and license agreements, the Company expects to rely mainly on product sales to generate revenues in 1999 and believes that historical financial results are not meaningful and should not be relied upon as an indication of future performance.

     The Company's expectations regarding its sources of future revenue are forward-looking statements. The amount, time and source of revenue generation will be affected by numerous matters including the availability of funds to finance its activities until volume shipments of products begin; the continued development of the Company's products, including the enhancement of the display performance and the cost-effective reproduction of the favorable characteristics demonstrated by the Company's current prototypes in the context of commercial production; the successful transition of the Company's prototype manufacturing processes to commercial manufacturing processes to achieve commercially viable yields; the successful development of a volume supply of FED products under contract manufacturing, the successful commercialization of FEDs by other members of the Company's licensees, and the successful development of sufficient market demand for the Company's products.

     The Company's products and its manufacturing processes are still in the early stages of development and testing. To date, the Company has only shipped limited quantities of products incorporating FED technology. The Company's only commercially available display is a 5.2-inch monochrome display which to date has been sold in limited quantities to more than a hundred customers.

     Pursuant to a license agreement with the CEA, the French atomic agency, the Company is obligated to make royalty payments on its product sales and to pass-through a portion of royalties on sales of royalty-bearing products by the Company's sublicensees. Pursuant to an amendment to the LETI License Agreement signed in 1997 (the "1997 CEA Amendment"), the royalty rates and minimum payments from the Company to CEA were temporarily increased for a period of three years. A royalty amount of $45,000, $109,000 and $308,000 was accrued in 1996, in 1997 and in 1998, respectively (See Notes to Consolidated Financial Statements--Note 16--Related Party transactions).

     All of the Company's expenses to date, except royalties and pass-through expenses payable to CEA and tax expenses directly associated with revenues from cooperation and license agreements, have been recorded as operating expenses, since the Company has not shipped products in quantities sufficient to determine a meaningful cost of products sold category.

     The Company has incurred cumulative losses of $54.1 million from inception to December 31, 1998. The Company has incurred operating losses every quarter in 1996 , 1997 and 1998, and expects to incur additional operating losses. The magnitude and duration of the Company's losses will depend on a number of factors within and outside of the Company's control, including the rate at which it can successfully manufacture and commercialize its FEDs, if at all, and the related costs of such efforts. Successful commercialization of such displays will in turn depend on a number of factors, including the successful development of sufficient market demand for the Company's products.

Results of Operations

     Cooperation and License Revenues. The Company recognized revenues under cooperation and license agreements of $5.4 million in 1996, $1.9 million in 1997 and $1.2 million in 1998. The significant decrease in cooperation and license revenues in 1997 and 1998 over 1996 reflects the achievement by the Company at the end of 1996 of most of its contractual milestones. The cooperation phase of these agreements, which had generated milestone revenues for the Company, expired in June 1998. In the future, the Company expects to derive royalty revenues only under existing cooperation and license agreements. Such royalty revenues will be based on licensees' sales, if any, of royalty-bearing products.

     The Company may grant royalty-bearing licenses to the FED cross-licensed technology to third parties subject to certain restrictions. Royalties payable to PixTech under such third-party licenses will be shared with the existing licensees.

     In 1997,  the Company  entered into a  cooperation  agreement  with a major
Japanese CRT manufacturer to demonstrate a 15-inch FED display. Revenues generated under this agreement in 1997 and 1998 were included in Cooperation and License Revenues. In February 1999, the Company entered into a subsequent cooperation agreement with its CRT partner. The Company does not expect any significant revenues to be associated with such agreement.

     Product Sales. The Company recognized product sales of $791,000 in 1996, $745,000 in 1997 and $445,000 in 1998. Through 1997, these product sales primarily represented the shipment of a limited number of high-priced FED displays and cathodes to customers for evaluation and product development purposes. In 1998, product revenues primarily reflected the shipment of displays to the Company's first volume customer, Zoll Medical. While the number of displays shipped increased significantly in 1998 over 1997, the average selling price was reduced, reflecting commercially priced sales. The Company expects to increase product shipments in 1999, mainly from its contract manufacturer, Unipac.

     Other Revenues. Other revenues consist of funding under European development contracts and other miscellaneous revenues. Other revenues were $1.4 million in 1996, $1.1 million in 1997 and $2.0 million in 1998. Of these revenues, $800,000, $663,000 and $1.2 million were related to a development contract granted in December 1994 from the French Ministry of Industry to support manufacturing of FEDs, in 1996, 1997 and 1998 respectively. The Company successfully completed this development contract and will not derive any additional revenue from it. In addition, the Company expects to earn development-contract related revenues in 1999, primarily following expected recognition as income of certain amounts collected by the Company before December 31, 1998, and previously recorded as Deferred Revenues (See Notes to Consolidated Financial Statements--Note 12--Other and deferred revenues).

     Research and Development Expenses--Acquisition of Intellectual Property Rights. Since its inception, the Company expensed $4.9 million for the acquisition of intellectual property rights from its licensees and other third parties. In 1998, the Company expensed $125,000 in relation to a license agreement with Coloray Display Corporation, a California corporation (<< Coloray >>), providing PixTech with a worldwide, nonexclusive royalty-free license on certain technologies related to field emission displays.

     Other Research and Development Expenses. Other research and development expenses include salaries and associated expenses for in-house research and development activities conducted both in its pilot plant and its research and development facility in Santa Clara, the cost of staffing and operating the Company's pilot manufacturing facility and since 1997, the cost of supporting the transfer of the Company's FED technology to Unipac. Other research and development expenses also include obligations to CEA under the LETI Research Agreement, and miscellaneous contract consulting fees.

     Other research and development expenses increased from $15.8 million and $15.5 million in 1996 and 1997 respectively to $19.2 million in 1998. This increase reflected the continued development of the Company's FED technology, the cost of supporting the transfer and adjustment of its FED manufacturing processes to Unipac, as well as the significant increase in the level of its pilot manufacturing activities to support early deliveries of its displays to customers.

     Sales and Marketing Expenses. The Company incurred sales and marketing expenses of $1.1 million in 1996, $1.5 million in 1997 and $1.4 million in 1998. The Company believes sales and marketing expenses may increase in the future, reflecting the expansion of the Company's sales and marketing organization both in the United States and in Europe. The Company signed distribution agreements of its FED products respectively with Sumitomo for the Japanese and Asian market areas in 1997. In 1999, the Company intends to progress on its efforts to conclude similar distribution agreements for both the United States and Europe, in order to expand market reach in a cost effective manner.

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

     General and Administrative Expenses. General and administrative expenses amounted to $2.5 million in 1998, an increase of 4% over general and administrative expenses incurred in 1997, which amounted to $2.4 million, reflecting an increase in staff expenses. General and administrative expenses amounted to $2.7 million in 1996.

     Interest Income (Expense), Net. Interest income is comprised of interest on available and restricted cash. Interest expense is comprised of interest payable on long-term obligations. Net interest expense was $708,000 in 1998, while the Company recorded a net interest income of $470,000 in 1997, and of $66,000 in 1996, reflecting the increase in long-term liabilities.

     Currency Fluctuations. Although a significant portion of the Company's revenues are denominated in U.S. dollars, a substantial portion of the Company's operating expenses are denominated in Euros. Gains and losses on the conversion to U.S. dollars of assets and liabilities denominated in Euros may contribute to fluctuations in the Company's results of operations, which are reported in U.S. dollars. Most of the Company's capital lease obligation is expressed in Taiwanese dollars. In 1998, fluctuations of the parity of the Taiwanese dollar versus the Euro caused significant foreign exchange gains or losses and may continue to do so in the future. The Company recorded net foreign exchange gains of $256,000 in 1996, $54,000 in 1997 and $372 in 1998. The Company cannot predict the effect of exchange rate fluctuations on future operating results. To date, the Company has not undertaken hedging transactions to cover its currency exposure, but it may do so in the future.

     Income tax. The Company has recognized French income tax benefits of $7.9 million since inception, including $586,000 in 1997 and $2.2 million in 1998. These income tax benefits represent tax credits for research and development activities conducted in France and the benefits of net operating loss carryforwards, net of valuation allowance. As of December 31, 1998, a valuation allowance of $19.2 million was provided against a net deferred tax asset of $23.8 million. The tax credits for research and development activities will be paid in cash to the Company if the Company is not able to credit them against future income tax liabilities within three fiscal years. The Company collected $29,000 and $2.8 million in 1997 and 1998 respectively, representing income tax benefits recorded in 1992, and in 1993 and 1994, respectively.

     The Company does not expect to record significant additional tax credits for research and development activities, if any, in the foreseeable future, as the benefit is based on increases in eligible research and development expenses in a given year over the two previous fiscal years.

     As of December 31, 1998, the Company had net operating loss carryforwards in France of approximately $49.4 million of which $5.6 million, $5.9 million, $10.7 million and 15.5 million will expire in 2000, 2001, 2002 and 2003, respectively, if they are not utilized.

Quarterly Results of Operations

     The following table presents certain unaudited quarterly financial information for each quarter in 1997 and 1998. In the opinion of the Company's management, this information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results set forth herein. The Company's quarterly results are subject to fluctuations and thus, the operating results for any quarter are not necessarily indicative for any future period.


                                                                                Three Months Ended
    (amounts in thousands)                                          ------------------------------------------
                                               Mar. 31,   June 30,  Sept. 30,   Dec. 31,   Mar. 31,   June 30,  Sept. 30,   Dec. 31,
                                               --------   --------  ---------   --------   --------   --------  ---------   --------
                                                 1997       1997       1997       1997       1998       1998       1998       1998
                                               -------    -------    -------    -------    -------    -------    -------    -------
Revenues:
    Cooperation and license
        revenues ...........................   $   707    $ 1,011    $  --      $   214    $  --      $ 1,001    $   238    $  --
    Product sales ..........................       173        255        152        165         21         66        135        223
    Other revenues .........................       673         47        284        138      1,232        311        225        200
                                               -------    -------    -------    -------    -------    -------    -------    -------
                                                 1,553      1,313        436        517      1,253      1,378        598        423
Cost of revenues:
    License fees and royalties .............      --          (61)      --         (120)       (79)      (122)       (80)       305
                                               -------    -------    -------    -------    -------    -------    -------    -------
Gross margin: ..............................     1,553      1,252        436        397      1,174      1,256        518        728
    Operating expenses:
    Research and development: ..............     4,174      3,904      3,227      4,192      3,925      4,553      5,107      5,829
    Sales and marketing ....................       380        402        369        345        339        354        371        369
    General and administrative .............       606        682        611        520        637        586        639        653
                                               -------    -------    -------    -------    -------    -------    -------    -------
            Total operating expenses .......     5,160      4,988      4,207      5,057      4,901      5,493      6,117      6,851
                                               -------    -------    -------    -------    -------    -------    -------    -------
Loss from operations .......................    (3,607)    (3,736)    (3,771)    (4,660)    (3,727)    (4,237)    (5,599)    (6,123)
Interest income (expense), net .............       131        211         82         46        (80)      (174)      (208)      (246)
Foreign exchange gain (loss) ...............      (238)        67         32        193        285        424        844     (1,181)
                                               -------    -------    -------    -------    -------    -------    -------    -------
Loss before income tax benefit .............    (3,714)    (3,458)    (3,657)    (4,421)    (3,522)    (3,987)    (4,963)    (7,550)
Income tax benefit .........................      --         --         --          586       --         --        1,047      1,112
                                               -------    -------    -------    -------    -------    -------    -------    -------
Net income (loss) ..........................   $(3,714)   $(3,458)   $(3,657)   $(3,835)   $(3,522)   $(3,987)   $(3,916)   $(6,438)
                                               =======    =======    =======    =======    =======    =======    =======    =======


     The Company expects that it will continue to experience fluctuations in its quarterly operating results. In the past, these fluctuations have been caused by a variety of factors, including the rate of growth of the Company's research and development activities, the rate of growth of the costs related to the transfer and adaptation of the Company's manufacturing process to Unipac, and the extent of foreign exchange gains or losses.

Liquidity and Capital Resources

     The Company has used $32.0 million in cash to fund its operations from inception through December 31, 1998, and $29.6 million in capital expenditures and investments. Through December 31, 1998, the Company has funded its operations and capital expenditures primarily from sales of $67.5 million of equity securities and $19.0 million of proceeds from borrowings and sale-leaseback transactions. In 1998, the Company used $9.3 million in cash to fund its operations and $1.9 million in capital expenditures and investments.

     Capital expenditures were $5.9 million in 1996, $1.2 million in 1997 and $1.9 million in 1998. In 1996, capital expenditures were primarily for leasehold improvements, facility expansion, and equipment installed in its pilot manufacturing facility, while 1997 and 1998 capital expenditures remained focused on limited capacity expansion in the Company's pilot line. As of December 31, 1998, the Company had commitments for capital expenditures of approximately $100,000. Implementing volume production at Unipac's manufacturing plant required significant capital expenditures. An amount of $14.2 million of capital expenditures for equipment only was required which, pursuant to the Foundry Agreement, was purchased and funded by Unipac. A portion of that equipment is leased to PixTech and amounts to $12.0 million as of December 31, 1998. The Company expects that additional capital expenditure will be required in 1999 to increase capacity at Unipac and to complete implementation of manufacturing processes, both for monochrome and for color products.

     Restricted cash amounted to $10.1 million in 1997 and was related to the security interest granted by the Company to its Taiwanese manufacturing partner, Unipac, pursuant to the Foundry Agreement signed in 1997, in relation to the purchase and funding by Unipac of volume FEDs production equipment. The written bank guaranty provided by the Company to Unipac is expected to decrease to match the net amount of equipment leased by Unipac to the Company.

     The Company has existing contracts with French authorities providing for the payment of grants to the Company totaling approximately $4.0 million, which were fully paid to the Company as of December 31, 1998. In 1997 and January 1999, the Company entered into two R&D agreements with French authorities. Under these agreements, the Company expects to benefit from zero-interest loans totaling approximately $3.4 million, of which 50% are expected to be collected in 1999.

     In February 1997, the Company entered into an R&D agreement with the European Union and other European industrial companies for 18 months starting February 1, 1997. The contribution of the European Union to the costs incurred by the Company amounts to $800,000 over the period. The Company received $423,000 and $293,000 from this contribution respectively in 1997 and in 1998, which were not recognized as income as all conditions stipulated in the agreement were not met.

     In 1998, the Company received $96,000 in relation to another R&D agreement entered into in 1993 with the European Union and other European industrial companies. The total contribution of the European Union amounted to $546,000. The Company received $330,000 in 1994, $120,000 in 1995 and $96,000 in 1998 from this contribution. The Company does not expect to derive any additional revenue from this contract.

     The Company recognized French income tax benefits of $7.9 million since inception. These income tax benefits represent tax credits for research and development activities conducted in France, which are paid in cash to the Company if it is not able to credit them against future income tax liabilities within three fiscal years. In 1998, the Company collected $2.8 million, representing R&D tax credits recorded in 1993 and 1994. In 1999, the Company expects to collect up to $3.2 million from R&D tax credits recorded in 1995.

     Cash flows generated from financing activities were $9.5 million in 1998, as compared to $30.3 million in 1997. These financings consisted primarily of sales of shares of Common Stock and of Convertible Preferred Stock in private placements, resulting in net proceeds to the Company of $4.5 million (net of issuance costs) and $7.5 million, respectively. Cash flow generated from financing activities exclude non-cash transactions related respectively to (i) the issuance of 14,000 shares of the Company's Common Stock to Coloray Display Corporation with a value of $50,000 (See "Notes to Consolidated Financial Statements - Note 11 -- Stockholders' Equity") and (ii) the dividends attached to the shares of Convertible Preferred Stock in the amount of $12,000 (See "Notes to Consolidated Financial Statements - Note 11 -- Stockholders' Equity").

     The Company believes that cash available at December 31, 1998 together with the anticipated increase in product sales in 1999 and the anticipated proceeds during 1999 from R&D tax credits and from the various grants and loans described above will be sufficient to meet its cash requirements, including repayment of the current portion of its long term obligations in the amount of $5.6 million at December 31, 1998, until at least June 30, 1999. The Company intends to improve its liquidity and financial position through capital increases expected to take place in 1999.

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

Outlook: Issues and Risks

The Company is currently focused on the following activities which it believes are necessary to the success of its business:

     . successfully implementing the manufacture of FEDs by its Taiwanese contract manufacturer, Unipac;
     . improving its manufacturing processes and yields, both in its pilot plant and at Unipac;
     .    expanding its customer base and product offering, and
     . continuing the development of its FED technology, including the development of large FED displays.

In evaluating its outlook, the following risks and issues should be considered, among others which are common among development stage companies such as its. It is especially important to keep these risk factors in mind when reading "forward-looking statements." These are statements that relate to future periods and include discussions relating to the Company's market opportunities, acquisition opportunities, ability to compete; and stock price. Generally, the words "anticipates," "believes," "expects," "intends" and similar expressions identify such forward-looking statements. Forward-looking statements involve risks and uncertainties, and their actual results could differ materially from the results discussed in the forward-looking statements because of these and other factors. Forward-looking statements are current only as of the date of this Prospectus. The Company does not have any obligation to disclose if forward-looking statements, or the circumstances they are based on, change.

The Company May Not Have Operating Income or Net Income in the Future and It May Have Problems Raising the Money It Needs in the Future

Since the Company inception, the Company has had significant operating losses. During the year ended December 31, 1998, its net operating loss amounted to $19.7 million, as compared to $15.8 million during the year ended December 31, 1997.

In the future, the Company expects that it will need to obtain money from sources outside the Company, as it has done in the past. There is no guarantee that any of the outside sources will provide the Company with the money when needed. In addition, even if the Company is able to find outside sources which will provide it with the money when needed, in order to raise this money the Company may be required to issue securities with better rights than the rights of its common stock or it may be required to take other actions which lessen the value of its current common stock, including borrowing money on terms that are not favorable to it.

There are Risks Associated with Using a Single Contract Manufacturer to Manufacture its FEDs.

The Company believes that its ability to commercialize medium to large volumes of FEDs depends on its ability to have Unipac manufacture FEDs. If the Company is not able to implement its manufacturing plans with Unipac as expected, the Company will not be able to ship medium to large volumes of FED products. Furthermore, the Company will not be able to obtain an acceptable cost for its FED displays through high volume manufacturing, as compared to manufacturing FEDs at its pilot production facility. This situation would materially adversely affect its operations. In May 1997, the Company signed a Foundry Agreement with Unipac, a liquid crystal display manufacturer based in Taiwan. Under the agreement, Unipac has installed volume production equipment to produce FEDs at its manufacturing plant, and has begun production for exclusive delivery of FED displays to the Company. Expectations about the final timing of this manufacturing plan with Unipac are forward-looking statements that still involve risks and uncertainties, including the ease or difficulty of the transfer of the FED technology to Unipac.

The Company's reliance on a single contract manufacturer will involve several risks. For example, the Company could be unable to obtain an adequate supply of required products if Unipac did not supply enough products. Moreover, the Company will have less control over the price of the finished products, the timeliness of their delivery and their reliability and quality. The Company's failure to adequately manage this contract manufacturing relationship or any delays in the shipment of its products would adversely effect the Company.

The Company's Products and Manufacturing Processes are Still under Development and The Company Still Needs to Obtain Commercially Acceptable Yields and Acceptable Costs of Products.

In order for the Company to succeed, it must continue to develop and produce a range of products incorporating its FED technology. At this time, the Company has successfully developed only one product that has been incorporated into a commercial end-user application. The Company will need to complete the development of additional FED products before they can be sold to the public, and there is no guaranty that the Company will succeed in these development efforts. If the Company does not develop these new products, it will not be successful.

The Company has used its pilot manufacturing facility in Montpellier, France to produce only a limited number of products suitable for sale. Additionally, the Company has not completed testing of its manufacturing processes at Unipac. In order for the Company to be successful, it must make certain improvements to its manufacturing processes. In particular, it must improve its manufacturing yields in order to demonstrate the low cost potential of its FED technology. Even if the Company succeeds in completing the development and testing of its manufacturing processes, it can not be sure that the favorable characteristics demonstrated by its current displays manufactured at its pilot manufacturing facility will be reproduced on a cost-effective basis in commercial production.

The Company has, at this time, encountered a number of delays in the development of its products and processes, and it is possible that further delays will occur. Any significant delays could cause the Company to miss certain market opportunities and could have a material adverse effect on its business.

The Company Needs to Further Enhance its Display Performance.

The Company may never improve the performance characteristics of its color FEDs to a level that is commercially acceptable or fail to do so on a timely basis, either of which could adversely affect its business. Key elements of display performance are brightness, power efficiency and stability over time (life time and reliability). The Company is seeking to balance brightness with power efficiency to produce bright and low power-consumption displays. Display reliability depends heavily on the manufacturing process used in assembling the displays as well as the characteristics of the phosphors used in the display. In order to produce color displays that will provide the product life and other characteristics necessary for most applications, the Company needs to make further advances in its manufacturing processes.

The Company face Intense Competition and Needs to Compete with Current and Future Competing Technologies.

The Company's competitors may succeed in developing products that outperform its displays or that are more cost effective. If its competitors develop products that offer significant advantages over its products and if the Company is unable to improve its technology, or develop or acquire alternative technology that is more competitive, it would be adversely affected.

The market for "flat panel display," or "FPD", products is currently dominated by products utilizing "liquid crystal display," or "LCD", technology. Certain LCD manufacturers, such as Sharp, NEC and Hitachi, have substantially greater name recognition and financial, technological, marketing and other resources than us. Furthermore, LCD manufacturers have made, and continue to make, substantial investments in improving LCD technology and manufacturing processes and in the construction of manufacturing facilities for displays. The Company believes that, over time, this will have the effect of reducing average selling prices of FPDs. In addition, recently there have been substantial increases in the worldwide manufacturing capacity of FPDs, and new competitors have entered the FPD market. Such changes may cause over-supply conditions leading to dramatic reductions in the price of FPDs. In order to effectively compete, The Company could be required to increase the performance of its products or reduce prices. In the event of price reductions, the Company will not be able to maintain gross margins unless it reduces its cost of sales.

There are a number of domestic and international companies developing and marketing display devices using alternative technologies to LCD technology, such as vacuum fluorescent displays, electro-luminescent panels and plasma panels. In addition, the Company has ended its cooperation phase with both Futaba and Motorola in January 1997 and June 1998, respectively, and is aware of significant continued investments in FED technology development by each of them. In the future, the Company expects to face competition from both of them. Additionally, some of the basic FED technology is in the public domain and, as a result, the Company has a number of potential direct competitors developing FED displays. The Company is aware of several other companies which are developing FED technologies similar to its technology, including Sony, Fujitsu, and Samsung as well as smaller companies, including Candescent, FED Corporation, and Micron Display Division, a division of Micron Display Technology. Although the Company owns the rights to significant technological advances in FED technology, potential competitors may have developed or may soon develop comparable or superior FED technology. Many of the developers of alternative FPD and competing FED technologies have substantially greater name recognition and financial, research and development, manufacturing and marketing resources than the Company, and have made and continue to make substantial investments in improving their technologies and manufacturing processes.

Potential Customers may not Accept the Company's Products.

The Company is uncertain about the potential size and timing of its target market opportunities. It anticipates marketing its displays to "original equipment manufacturer" or "OEM" customers Its success will depend, in part, on the following factors:

     .    whether  OEMs  select  its  products  for  incorporation   into  their
          products;
     .    the successful introduction of such products by the OEMs; and
     . the successful commercialization of products developed by parties incorporating its products.

It is possible that demand for any particular product will not last or that new markets will fail to develop as the Company expects, or at all. Such deviations would materially and adversely effect the Company.

It takes a long time for any product to achieve market success, and such success is never certain. The introduction of new products is often delayed by the need to have the products selected by an OEM and designed into the OEM's products. For certain products, the delay attributable to a manufacturer's design cycle may be a year or longer. Factors affecting the length of these delays include:

     .    the size of the manufacturer;
     .    the type of application; and
     . whether the displays are being designed into new products or fitted into existing applications.

If volume production of such products is delayed for any reason, the Company's competitors may introduce new technologies or refine existing technologies which could diminish the commercial acceptance of its products. The Company has made efforts to design its products to be compatible with the electronic products with which they will be used and has targeted smaller markets where the design cycle may be shorter. However, unforeseen difficulty in incorporating the Company's products and technology, would lessen the commercial acceptance of its products. Furthermore, its OEMs will probably require the Company to implement certain manufacturing quality control procedures as well as prove its ability to manufacture the number of displays they require on a timely and reliable basis. The Company's failure to meet these requirements could have an adverse impact on its relationships with these OEMs and could prevent it from establishing relationships with other OEMs.

Future Cooperation and License Revenues May Decrease.

The Company has entered into various license agreements under which the Company was paid money for achieving certain milestones. At this time, the Company has recorded all expected revenues associated with these milestone payments. If the Company fails to conclude new royalty-bearing licenses or cooperation agreements, it could be adversely affected. The Company must execute further cooperation and/or license agreements with third parties that are not existing licensees before it will receive any future cooperation or license revenues. Should the Company successfully enter such agreements, a portion of the revenues from such contracts may need to be shared with the existing licensees.

In addition, the Company will only recognize royalty revenues under cooperation and license agreements with existing or future licenses if any of its licensees incorporate licensed technology into products that are successfully commercialized. The Company can not guarantee that any of its licensees will successfully develop or commercialize any FED products. The Company believes that one of its existing licensees, Raytheon Company, may have suspended its internal program to develop FEDs.

The Company May Have Difficulty Protecting Patents and other Proprietary Rights to its Technology.

The Company has been granted, has filed applications for, and has been licensed under a number of patents in the United States and other countries. However, rights granted under patents may not provide the Company with any competitive advantage over competitors with similar technology, and any issued patents may not contain claims sufficiently broad to protect against these competitors.

The Company has not conducted an independent review of patents issued to other companies. The Company cannot be certain that it was the first creator of inventions covered by pending patent applications or the first to file patent applications on such inventions because patent applications in the United States are maintained in secrecy until patents issue and the publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. Competitors in both the United States and other countries may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or interfere with its ability to make and sell its products.

Moreover, claims that its products infringe on the proprietary rights of others are more likely to be asserted after the Company begins commercial sales of products using its technology. Although the Company believes that its products do not infringe the patents or other proprietary rights of third parties, it is possible that third parties will assert infringement claims against us and that such claims will be successful. It is also possible that competitors will infringe its patents. Even the successful defense and prosecution of patent suits is costly and time consuming. The adverse outcome of a patent suit could subject us to significant liabilities to other parties, require disputed rights to be licensed from third parties or require us to stop selling its products.

The Company also relies on unpatented, proprietary technology which is significant to the development and manufacture of its displays. Others may independently develop the same or similar technology or obtain access to its unpatented technology. To protect its trade secrets and other proprietary information, the Company requires employees, consultants, advisors and collaborators to enter into confidentiality agreements. It is possible that the agreements may be breached, that the Company would not be fully compensated for any such breach, or that its trade secrets will otherwise become known or be independently developed or discovered by competitors. If the Company is unable to maintain the proprietary nature of its technologies, its business could be adversely affected.

The Company has received correspondence from Futaba Corporation and its legal counsel beginning in February 1998 alleging the following:

     . the Company is infringing one or more patents owned by Futaba relating to the construction and manufacture of its displays that are not expressly included under the license agreement between the Company and Futaba;

     . its use of terms such as "alliance" and "partners" in describing the nature of its contractual relationships with Motorola, Raytheon and Futaba in reports filed with the SEC is misleading; and

     . certain provisions in the Foundry Agreement with Unipac constitute an impermissible sublicense of Futaba technology.

The Company does not believe such claims have any merit and have denied each of the allegations in correspondences with Futaba and its counsel. Futaba has also claimed that the Company improperly supplied certain Futaba proprietary information to Unipac, and that Unipac has, in turn, disclosed such information to a third party vendor. If Futaba prevails on any of these claims, the Company may be required, among other adverse consequences, to modify the construction and manufacture of its displays and may, as a result, be materially adversely affected.

Currency Fluctuations May Cause Gains or Losses.

A large percentage of its net assets and of the Company's costs is expressed in Euros. Fluctuations of the value of the U.S. dollar versus the Euro may cause significant foreign exchange gains or losses. Most of the Company's capital lease obligation is expressed in Taiwanese dollars. Fluctuations of the value of the Taiwanese dollar versus the Euro or the US dollar may cause significant foreign exchange gains or losses.

The Company May be Affected by Year 2000 Errors in Computer Systems.

There is a significant uncertainty regarding the effect of the Year 2000 issue because computer systems which do not properly recognize date sensitive information when the year changes to 2000 could generate erroneous data or altogether fail. The Company is in the process of conducting a comprehensive review of its computer systems and manufacturing equipment to identify applications that could be affected by the inability of certain computer systems to format and manipulate data containing dates including the year 2000 and subsequent years. Although management does not expect that costs associated with modifying existing computer systems and manufacturing equipment will have a significant impact on its financial position or result of operations, there can be no assurance that such modifications will be successfully implemented or that these costs will not be significant. The Company currently has no contingency plans in place in the event it does not complete all phases of the year 2000 review. The Company plans to evaluate the status of completion during 1999 and determine whether such a plan is necessary. In addition, the Company depends on a limited group of suppliers. There can be no assurance that those suppliers will not be significantly impacted by the "Year 2000" issue. If those suppliers are significantly impacted by the "Year 2000" issue, such suppliers may not be able to continue their supply of parts to the Company without interruption. The Company is in the process of identifying third party vendors that are non-Year 2000 compliant and of assessing the following consequences. In particular, the Company requested from Unipac, its Taiwanese manufacturing partner, to assess whether its computer systems and manufacturing equipment could be affected by the "Year 2000" issue and, if so, to present a contingency plan. To implement its large volume manufacturing strategy, the Company is dependent on Unipac's ability to be successful in addressing the "Year 2000" issue. The Company's continued use of a vendor which is not Year 2000 compliant or the failure of the Company's own computer systems or manufacturing equipment to be fully Year 2000 compliant could materially adversely affect the Company's business, financial position and results of operations.

Holders of Common Stock May face Significant Dilution from the Conversion of Series E Preferred Shares.

In December 1998, the Company issued 367,269 shares of Series E Preferred Stock (the "Series E Stock"), at a price of $22.5313 per share, to certain institutional investors. The Series E Stock is generally convertible after June 21, 1999 into Common Stock at a rate equal to the lesser of (a) $2.25313, and
(b) the average closing price Common Stock over the ten trading day ending period ending on the day immediately preceding the day upon conversion. As of March 1st, 1999, the Series E Stock would have been convertible into 3,715,334 shares of Common Stock. Should the Company's stock price fall below $2.25313, conversion of Series E stock may result into the issuance of a significant additional number of shares of Common Stock, and may cause significant dilution to current holders of Common Stock.

Certain Anti-Takeover Provisions May Limit the Company's Stock Price

Certain provisions of the Company's certificate of incorporation and by-laws may discourage a third party from offering to purchase the Company. These provisions, therefore, inhibit actions that would result in a change in control of the company, including an action that may give the holders of the common stock the opportunity to realize a premium over the then-prevailing market price of their stock.

These provisions may also adversely affect the market price of the Common Stock. For example, under its certificate of incorporation, the Company can issue "blank check" Preferred Stock with such designations, rights and preferences as determined by its Board of Directors from time to time. This type of Preferred Stock could be used as a method of discouraging, delaying or preventing a change in control of the Company. In addition, the Preferred Stock issued by the company in December 1998 and any additional shares of Preferred Stock that the Company may issue in the future may adversely affect the voting and dividend rights, rights upon liquidation and other rights of the holders of common stock. The Company does not currently intend to issue any additional shares of preferred stock, but it retains the right to do so in the future.

Furthermore, the Company is subject to Section 203 of the Delaware General Corporation Law, which may discourage takeover attempts.

Item 7 A. Quantitative and Qualitative Disclosures About Market Risk

     The market risk exposure inherent to the Company's international operations creates potential for losses arising from adverse changes in foreign currency exchange rates. The Company is exposed to such foreign currency exchange rate risk in two main areas : (i) a substantial portion of the Company's operating expenses are and are expected to be denominated in Euros, (ii) most of the Company's capital lease obligation is expressed in Taiwanese dollars. Fluctuations of the parity of the Taiwanese dollar versus the Euro or the US dollar may cause significant foreign exchange gains or losses. In addition, gains and losses arising from the conversion to U.S. dollars of assets and liabilities denominated in Euros or in Taiwanese dollars may contribute to fluctuations in the Company's results of operations, which are reported in U.S. dollars. To date, the Company has not undertaken hedging transactions to cover its currency exposure.

Item 8. Financial Statements and Supplementary Data


                          Index to Financial Statements

                                                                      Page(s)
                                                                      -------
Report of Independent Auditors ......................................   25

Balance Sheets ......................................................   26

Statements of Comprehensive Operations ..............................   27

Statements of Stockholders' Equity (Deficit) ........................   28 - 29

Statements of Cash Flows ............................................   30

Notes to Financial Statements .......................................   31 - 47



                 Financial statement schedules have been omitted since they are not required or are inapplicable

                           INDEPENDENT AUDITORS REPORT


The Board of Directors and Shareholders
PixTech, Inc.


     We have audited the accompanying consolidated balance sheets of PixTech, Inc. (a development stage company) as of December 31, 1997 and 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for the period from June 18, 1992 (date of inception) through December 31, 1998, and for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PixTech, Inc. (a development stage company) as of December 31, 1997 and 1998 and the consolidated results of its operations and its cash flows for the period June 18, 1992 (date of inception) through December 31, 1998 and for each of the three years in the period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 19 to the Financial Statements, the Company has suffered recurring losses from operations and its financial position raises substantial doubt about its ability to continue as a going concern. As discussed in note 19 to the Financial Statements, the Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.


                                           ERNST & YOUNG AUDIT
                                           REPRESENTED BY: CHRISTINE BLANC-PATIN

Marseilles, France
February 03, 1999

                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                                 December       December
                                                                                    31,            31,
                                                                                   1997           1998
                                                                                 --------       --------
                                     ASSETS
Current assets :
        Cash & cash equivalent available ...................................     $ 12,428       $ 10,166
        Restricted cash - short term .......................................        1,259          1,685
        Accounts receivable :
               Trade .......................................................          953            456
               Other .......................................................           82            161
        Inventory ..........................................................          702            980
        Other ..............................................................        2,166          1,354
                                                                                 --------       --------
                 Total current assets ......................................       17,590         14,802
Restricted cash - long term ................................................        8,816          8,427
Property, plant and equipment, net .........................................        9,353         18,826
Goodwill, net ..............................................................          226            150
Deferred tax assets ........................................................        5,058          4,643
Other assets - long term ...................................................          605            546
                                                                                 --------       --------
                 Total assets ..............................................     $ 41,648       $ 47,394
                                                                                 ========       ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities :
        Current portion of long term debt ..................................     $  1,364       $  3,410
        Current portion of capital lease obligations .......................          599          2,189
        Accounts payable ...................................................        5,053          7,514
        Accrued expenses ...................................................        1,284          1,544
                                                                                 --------       --------
                 Total current liabilities .................................        8,300         14,657
Deferred revenue ...........................................................        2,546          2,162
Long term debt, less current portion .......................................       11,024          8,391
Capital lease obligation, less current portion .............................          441          8,399
Other long term liabilities, less current portion ..........................          557            528
                                                                                 --------       --------
                 Total liabilities .........................................       22,868         34,137
                                                                                 ========       ========
Stockholders' equity
         Convertible  preferred  stock  Series E, $0.01 par value,
authorized shares--500,000 ; issued and outstanding shares--
none; 367,269 respectively  ................................................         --                4
         Common stock, $0.01 par value, authorized shares--
30,000,000;  issued and outstanding shares--13,762,732;
15,000,329 respectively ....................................................          138            150
         Additional paid-in capital ........................................       57,067         68,999
         Cumulative translation adjustment .................................       (2,132)        (1,740)
         Deficit accumulated during development stage ......................      (36,293)       (54,156)
                                                                                 --------       --------
                    Total stockholders' equity .............................       18,780         13,257
                    Total liabilities and stockholders' equity .............     $ 41,648       $ 47,394
                                                                                 ========       ========


                             See accompanying notes.

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                    (in thousands, except per share amounts)


                                                                                            Year Ended                  Period from
                                                                                           December 31,                   June 18,
                                                                                                                       1992 (date of
                                                                              --------------------------------------     inception)
                                                                                                                        through Dec.
                                                                                                                            31,
                                                                                 1996          1997          1998          1998
                                                                              ----------    ----------    ----------   ------------
  Revenues
         Cooperation & license revenues ...................................    $  5,440      $  1,932      $  1,239      $ 26,449
         Product sales ....................................................         791           745           445         2,826
         Other revenues ...................................................       1,413         1,142         1,968         5,906
                                                                               --------      --------      --------      --------
                    Total revenues ........................................       7,644         3,819         3,652        35,181
                                                                               --------      --------      --------      --------
  Cost of revenues
         License fees and royalties .......................................         (45)         (181)           24        (1,516)
                                                                               --------      --------      --------      --------
  Gross margin ............................................................       7,599         3,638         3,676        33,665
                                                                               --------      --------      --------      --------
  Operating expenses
         Research and development:
                 Acquisition of intellectual property rights ..............        --            --            (125)       (4,890)
                 Other ....................................................     (15,848)      (15,497)      (19,289)      (72,528)
                                                                               --------      --------      --------      --------
                                                                                (15,848)      (15,497)      (19,414)      (77,418)
         Marketing & sales ................................................      (1,089)       (1,496)       (1,433)       (6,607)
         Administrative & general expenses ................................      (2,703)       (2,419)       (2,515)      (12,816)
                                                                               --------      --------      --------      --------
                                                                                (19,640)      (19,412)      (23,362)      (96,841)
                                                                               --------      --------      --------      --------

  Loss from operations ....................................................     (12,041)      (15,774)      (19,686)      (63,176)

  Other income / (expense)
         Interest income ..................................................         428           759           828         2,848
         Interest expense .................................................        (362)         (289)       (1,536)       (2,747)
         Foreign exchange gains / (losses) ................................         256            54           372         1,026
                                                                               --------      --------      --------      --------
                                                                                    322           524          (336)        1,127
  Loss before income tax benefit ..........................................     (11,719)      (15,250)      (20,022)      (62,049)
  Income tax benefit ......................................................        --             586         2,159         7,893
                                                                               --------      --------      --------      --------
  Net loss ................................................................    $(11,719)     $(14,664)     $(17,863)     $(54,156)
                                                                               ========      ========      ========      ========
  Dividend accrued to holders of Preferred Stock ..........................        --            --             (12)          (12)
                                                                               --------      --------      --------      --------
  Net loss to holders of Common Stock .....................................    $(11,719)     $(14,664)     $(17,875)     $(54,168)
                                                                               ========      ========      ========      ========

         Net loss per share of Common Stock ...............................    $  (1.44)     $  (1.12)     $  (1.23)
                                                                               ========      ========      ========

         Shares of Common Stock used in computing net loss per share ......       8,137        13,140        14,548

  Net loss ................................................................    $(11,719)     $(14,664)     $(17,863)     $(54,156)
  Change in cumulative translation adjustment .............................        (953)       (1,694)          392        (1,740)
  Comprehensive net loss ..................................................    $(12,672)     $(16,358)     $(17,471)     $(55,896)


                             See accompanying notes.

                 Consolidated Statement of Stockholders' Equity
                      (in thousands, except share amounts)


                                                                               Convertible Preferred Stock
                                                                             ------------------------------
                                                                             Series A               Series B
                                                                             --------               --------

                                                                        Shares                  Shares
                                                                        issued      Amount      issued      Amount
                                                                      ----------   --------  ----------   ----------
Balance at June 18, 1992
   Issuance of convertible preferred stock, net of issuance .......    1,557,003       2,368     363,447         589
  costs in 1992, 1993 and 1994
   Issuance of Common stock in 1992 and 1993
   Issuance of Common stock under stock  option plan in 1994
   Purchase of 28,761
   shares of Common stock-- Treasury
  stock in 1994
   Translation adjustment
   Net loss from June 18, 1992 (date of inception) through
  December 31, 1994
                                                                      ----------  ----------  ----------  ----------

Balance at December 31, 1994 ......................................    1,557,003       2,368     363,447         589
    Reissuance of 28,761 shares of Common stock held in
   treasury
    Issuance of Common stock under stock option plan
    Common stock issued in initial public offering, net of issuance costs -- $ 1,080
    Conversion of preferred stock .................................   (1,557,003)     (2,368)   (363,447)       (589)
    Translation adjustment
    Net loss--Year ended December 31, 1995
                                                                      ----------  ----------  ----------  ----------

Balance at December 31, 1995
   Issuance of Common stock under stock option plan
   Issuance of warrants in connection with acquisition of the assets of Panocorp
   Translation adjustment
   Net loss--Year ended  December 31, 1996
                                                                      ----------  ----------  ----------  ----------

Balance at December 31, 1996
   Common stock issued in public offering, net of issuance
  costs -- $ 796
   Issuance of Common stock under stock option plan
   Translation adjustment
   Net loss--Year ended December 31, 1997
                                                                      ----------  ----------  ----------  ----------

Balance at December 31, 1997
   Common stock issued in private placements, net of issuance costs -- $ 44

   Issuance of Series E convertible preferred stock, ..............
  net of issuance costs -- $ 822
   Issuance of Common stock under stock option plan
   Translation adjustment
   Net loss--Year ended December 31, 1998
                                                                      ----------  ----------  ----------  ----------

Balance at December 31, 1998 ......................................         --          --          --          --
                                                                      ==========  ==========  ==========  ==========




                                                                                       Convertible Preferred Stock
                                                                                -----------------------------------------
                                                                            Series C             Series D             Series E
                                                                            --------             --------             --------
                                                                       Shares                Shares               Shares
                                                                       issued     Amount     issued     Amount    issued     Amount
                                                                      --------   --------   --------   --------  --------   --------
Balance at June 18, 1992
   Issuance of convertible preferred stock, net of issuance .......   3,044,846     8,615     430,208     1,224
  costs in 1992, 1993 and 1994
   Issuance of Common stock in 1992 and 1993
   Issuance of Common stock under stock  option plan in 1994
   Purchase of 28,761
   shares of Common stock-- Treasury
  stock in 1994
   Translation adjustment
   Net loss from June 18, 1992 (date of inception) through
  December 31, 1994
                                                                     ----------  --------  ----------  --------  ---------- ------

Balance at December 31, 1994 ......................................   3,044,846     8,615     430,208     1,224
    Reissuance of 28,761 shares of Common stock held in
   treasury
    Issuance of Common stock under stock option plan
    Common stock issued in initial public offering, net of issuance costs -- $ 1,080
    Conversion of preferred stock .................................  (3,044,846)   (8,615)   (430,208)   (1,224)
    Translation adjustment
    Net loss--Year ended December 31, 1995
                                                                     ----------  --------  ----------  --------  ---------- ------

Balance at December 31, 1995
   Issuance of Common stock under stock option plan
   Issuance of warrants in connection with acquisition of the assets of Panocorp
   Translation adjustment
   Net loss--Year ended  December 31, 1996
                                                                     ----------  --------  ----------  --------  ---------- ------

Balance at December 31, 1996
   Common stock issued in public offering, net of issuance
  costs -- $ 796
   Issuance of Common stock under stock option plan
   Translation adjustment
   Net loss--Year ended December 31, 1997
                                                                     ----------  --------  ----------  --------  ---------- ------

Balance at December 31, 1997
   Common stock issued in private placements, net of issuance costs -- $ 44

   Issuance of Series E convertible preferred stock, ..............                                                 367,269     $4
  net of issuance costs -- $ 822
   Issuance of Common stock under stock option plan
   Translation adjustment
   Net loss--Year ended December 31, 1998
                                                                     ----------  --------  ----------  --------  ---------- ------

Balance at December 31, 1998 ......................................        --        --          --        --       367,269     $4
                                                                     ==========  ========  ==========  ========  ========== ======


                             See accompanying notes.

                 Consolidated Statement of Stockholders' Equity
                      (in thousands, except share amounts)

                                                                 Common Stock
                                                                                                          Deficit
                                                                                                        accumulated
                                                                                Additional  Cumulative    during
                                                                 Shares          Paid-in    translation development  Treasury
                                                                 issued  Amount  Capital    adjustment     stage      stock    Total
                                                                 ------  ------  -------    ----------     -----      -----    -----
Balance at June 18, 1992
   Issuance of convertible preferred stock, net of issuance .                                                               $12,796
  costs in 1992, 1993 and 1994
   Issuance of Common stock in 1992 and 1993 ................    132,301  $  1    $  96                                          97
   Issuance of Common stock under stock option plan in  1994      77,356     1       28                                          29
   Purchase of 28,761 shares of Common stock--  Treasury
  stock in 1994 .............................................                                                        $(11)      (11)
      Translation adjustment ................................                                  $181                             181
      Net loss from June 18, 1992 (date of inception) through
   December 31, 1994 ........................................                                            $(3,605)            (3,605)

Balance at December 31, 1994 ................................    209,657     2      123         181       (3,605)     (11)    9,487
    Reissuance of 28,761 shares of Common stock held in
   treasury
                                                                                      3                                11        14
   Issuance of Common stock under stock option plan .........      6,902     0        3                                           3
   Common stock issued in initial public offering, net of
  issuance costs -- $ 1,080 .................................  2,500,000    25   20,973                                      20,998
   Conversion of preferred stock ............................  5,395,504    54   12,742
   Translation adjustment ...................................                                   334                             334
   Net loss--Year ended December 31, 1995 ...................                                             (6,305)            (6,305)

Balance at December 31, 1995 ................................  8,112,063    81   33,844         515       (9,910)            24,530
   Issuance of Common stock under stock option plan .........     29,083     0       11                                          11
   Issuance of warrants in connection with acquisition of the assets of Panocorp
                                                                                    230                                         230
   Translation adjustment ...................................                                  (953)                           (953)
   Net loss--Year ended  December 31, 1996 ..................                                            (11,719)           (11,719)

Balance at December 31, 1996 ................................  8,141,146    81   34,085        (438)     (21,629)            12,099
   Common stock issued in public offering, net of issuance
  costs -- $ 796 ............................................  5,570,819    56   22,958                                      23,014
   Issuance of Common stock under stock option plan .........     50,767     1       25                                          25
   Translation adjustment ...................................                                (1,694)                         (1,694)
   Net loss--Year ended December 31, 1997 ...................                                            (14,664)           (14,664)

Balance at December 31, 1997 ................................ 13,762,732  $138  $57,067     $(2,132)    $(36,293)           $18,780
   Common stock issued in private placements, net of issuance
  costs -- $ 44 .............................................  1,236,222    12    4,493                                       4,506
   Issuance of Series E convertible preferred stock,
  net of issuance costs -- $ 822 ............................                     7,437                                       7,440
   Issuance of Common stock under stock option plan
                                                                   1,375              1                                           1
   Translation adjustment ...................................                                   392                             392
   Net loss--Year ended December 31, 1998
                                                                                                         (17,863)           (17,863)

Balance at December 31, 1998 ................................ 15,000,329  $150  $68,999     $(1,740)    $(54,156)           $13,257


                             See accompanying notes.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (in thousands, except per share amounts)

                                                                                                               Period
                                                                                                                from
                                                                                                              June 18,
                                                                                                                1992
                                                                                Year Ended                    (date of
                                                                              December 31st,                  inception)
                                                                              -------------                    through
                                                                                                              Dec. 31st,
                                                                                                              ----------
                                                                             1996        1997        1998        1998
                                                                           --------    --------    --------   ----------
Operating activities
     Net loss ..........................................................   $(11,719)   $(14,664)   $(17,863)   $(54,156)
     Adjustments to reconcile net loss to net cash (used) by
          operating activities:
     Depreciation and amortization .....................................      3,934       3,741       4,359      15,925
     Gain on disposal of fixed assets ..................................        (31)       --           (12)        (43)
     Deferred taxes ....................................................        (53)       --           680      (4,483)
      "in kind"  transactions ..........................................       --          --          --         1,420
     Change in assets and liabilities
          Accounts receivable--Trade ...................................      3,749         672         337        (344)
          Accounts receivable--Other ...................................        (21)        102         (75)        320
          Inventory ....................................................       (393)        (28)       (223)     (1,018)
          Other assets .................................................       (280)        115         996        (568)
          Accounts payable, accrued expenses and other assets and
          liabilities ..................................................       (634)        983       2,948       8,647
          Deferred revenue .............................................        300        (297)       (490)      2,290
                                                                           --------    --------    --------    --------
     Net cash used in operating activities .............................     (5,148)     (9,376)     (9,343)    (32,010)
                                                                           --------    --------    --------    --------
Investing activities
     Additions to property, plant, and equipment .......................     (5,866)     (1,165)     (1,860)    (19,320)
    Reclassification of cash equivalents as restricted cash ............       --       (10,080)        (32)    (10,112)
     Additions to patents ..............................................       (130)       --          --          (130)
                                                                           --------    --------    --------    --------
     Net cash used in investing activities .............................     (5,996)    (11,245)     (1,892)    (29,562)
Financing activities
     Stock issued ......................................................          3      21,639      11,906      67,504
     Proceeds from long-term borrowings ................................         97      10,000        --        16,287
     Proceeds from sale leaseback transactions .........................       --          --          --         2,731
     Payments for equipment purchases financed by accounts
          payable ......................................................       (997)       --          --        (3,706)
     Repayment of long-term borrowings .................................       (215)       (787)       (739)     (3,815)
     Repayment of capital lease obligations ............................       (876)       (576)     (1,695)     (4,002)
                                                                           --------    --------    --------    --------
     Net cash provided by (used in) financing activities ...............     (1,988)     30,276       9,472      74,999
     Effect of exchange rates on cash ..................................       (165)     (1,493)       (499)     (3,261)
                                                                           --------    --------    --------    --------
     Net increase / (decrease) in cash equivalents .....................    (13,297)      8,162      (2,262)     10,166
Cash and cash equivalents beginning of period ..........................     17,563       4,266      12,428        --
                                                                           --------    --------    --------    --------
Cash and cash equivalents end of period ................................   $  4,266    $ 12,428    $ 10,166    $ 10,166
                                                                           ========    ========    ========    ========
Supplemental disclosures of non cash activities:
Equipment acquired under capitalized leases ............................       --          --      $ 12,048    $ 13,257
Equipment purchases financed by accounts payable .......................       --          --          --      $    920
Licenses acquired payable over two or three years ......................       --          --          --      $  3,765
Acquisitions of intangible by issuance of warrants .....................   $    230        --          --      $    230
Fixed assets disposed of in like-kind exchange .........................   $    468        --          --      $    468
Fixed assets acquired through like-kind exchange .......................   $    499        --          --      $    499
Supplemental disclosures of cash flow information:
Interest paid ..........................................................   $     52    $    184    $    729    $    925


                             See accompanying notes.

                   Notes to Consolidated Financial Statements
                (all amounts in thousands except share amounts)

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

     The Company has devoted substantially all its efforts to raising capital, conducting research and development activities, concluding cooperation and license agreements with certain displays manufacturers, and establishing manufacturing capabilities for its FEDs. Revenues from principal planned operations will mainly consist of product sales. As these revenues have not commenced, PixTech, Inc. is still in a development stage and falls under the provisions of FAS No. 7 "Accounting and Reporting by Development Stage Enterprises".

2.   Summary of the Significant Accounting Policies

Basis of presentation

     The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation

     The consolidated financial statements include the accounts of PixTech, Inc.
and  its  wholly  owned  subsidiary  PixTech  S.A.   Intercompany  accounts  and
transactions have been eliminated in consolidation.

Fiscal Year

     The Company ends its fiscal year on December 31.

Revenue recognition--Cooperation and License Agreements

     The Company has entered into cooperation and license agreements with certain displays manufacturers. Under these contracts, the Company shares technology with such members through cross licensing provisions. Each contract provides for certain fees and royalties to be paid to the Company. The Company believes that each of the cooperation and license agreements are long-term construction/production contracts pursuant to SOP 81-1 and that the criteria have been satisfied to entitle the Company to partially recognize the revenue under those contracts. Certain fees payable to the Company under these agreements were milestone-related and were due in accordance with the terms of each agreement when the milestone is achieved. Once paid, such fees are irrevocable. The Company recognized this milestone-related revenue only when each milestone had been fully performed, as agreed by the parties. Costs incurred under these contracts were considered costs in the period incurred, regardless of when related revenue is recognized.

     Texas Instruments. The Company entered into a Cooperation and License Agreement with Texas Instruments Incorporated on June 29, 1993. This Agreement was terminated on July 15, 1996. In 1996, the Company recorded cooperation and license revenues under this terminated agreement in the amount of $1,336.

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

     In order to reach certain specified milestones under the Futaba Agreement, the Company performed certain services in the field of technology development. In accordance with the Futaba Agreement, the milestone-related revenues were recognized when certain milestone were achieved. The cooperation period between the Company and Futaba expired in January 1997 and the Company will not record any additional milestone based revenues in the future.

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

     In June 1997, the cooperation period between the Company and Raytheon was extended for a period of two years but no revenue was associated with such extension. To the extent that Raytheon successfully incorporates the cross-licensed technology into its own products, the Company will recognize royalty revenues as Raytheon sells the products. The Company believes that Raytheon Company may have suspended its internal program to develop FEDs.

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

     In order to reach certain of the specified milestones under the Motorola Agreement, the Company performed services in the field of technology development. In accordance with the Motorola Agreement, the milestone-related payments were irrevocable when paid. Cash milestone-related revenues was recognized when certain milestones were achieved.

     The cooperation period between the Company and Motorola expired in June 1998 and the Company will not record any additional milestone based revenues in the future.

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

Foreign Currency Translation

     Assets and liabilities of PixTech S.A. are translated into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the period. The related translation adjustments are reflected in stockholders' equity. Foreign currency gains or losses resulting from transactions are included in results of operations, except for transaction gains and losses attributable to intercompany transactions, and for foreign currency transactions or cash balances that hedge foreign currency commitments; such transactions and cash balances are recorded in the same manner as translation adjustments, as recommended by the Statement of Financial Accounting Standards No 52, "Foreign currency translation" ("SFAS 52").

Net Income (Loss) Per Share

     On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No 128, "Earnings per Share", ("SFAS 128").

     Prior to the adoption of SFAS 128, net income (loss) per share has been calculated in accordance with the provisions of Accounting Principles Board Opinion No 15, "Earnings per Share" (APB 15), using the weighted average number of shares, convertible preferred shares assuming conversion at date of issuance, and dilutive equivalent shares from stock options and warrants using the treasury stock method. Net income (loss) per share also reflects for all periods presented a 2 for 3 reverse stock split which was effective at the closing of the Company's initial public offering.

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

     There is no impact of Statement 128 on the previous calculation of loss per share for the financial years ended December 31, 1996, December 31, 1997 or December 31, 1998. As net losses have been reported in these periods, the dilutive effects of stock options, preferred stock and warrants were excluded from the calculation of net loss per share under APB 15.

Comprehensive Income

The  Company  adopted  Statement  of  Financial  Accounting  Standards  No. 130,
<< Reporting  Comprehensive  Income  >>,  (<<  SFAS 130 >>),  effective  for the
Company for the first quarter of 1998. SFAS 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the years ended December 31, 1996 , 1997 and 1998 are as follows :

Comprehensive loss :                               Years ended December 31,
                                                   ------------------------
                                                 1996        1997        1998
                                               --------    --------    --------
Net loss                                       $(11,719)   $(14,664)   $(17,863)
Change in cumulative translation adjustment        (953)     (1,694)        392
                                               --------    --------    --------
Comprehensive net loss                         $(12,672)   $(16,358)   $(17,471)
                                               ========    ========    ========


Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investments

     The Company accounts for investments in accordance with Statement of Financial Accounting Standards No 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company had no investments at December 31, 1997 or December 31, 1998, other than pledged cash (See Note 6--Short term and long term restricted cash). There were no realized gains or losses on sales of investments in 1996, 1997 or 1998.

Inventory

     Inventory is valued at the lower of cost (first-in, first-out basis) or market. Inventory consists of raw material and spare parts.

Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets, generally five years for pilot production equipment and six years for Unipac volume production equipment, ten years for building improvements and twenty years for buildings. Equipment financed under capital leases are depreciated over the shorter of the estimated useful life or the lease term. Amortization expense is included within depreciation expense.

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

Employee Stock Option Plans

     In 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No 123 ("SFAS 123"), "Accounting for Stock Based Compensation". As permitted by SFAS 123, the Company has elected to continue to account for its employee stock option plans and the Employee Stock Purchase Plans in accordance with the provisions of the Accounting Principles Board Opinion No 25 "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, when the exercise price of the Company's employee stock options is less than the market price of the underlying shares of the date of grant, compensation expense is recognized.

Accounting for Income Taxes

     The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Pension Costs

     In France, legislation requires that lump sum retirement indemnities be paid to employees based upon their years of services and compensation at retirement. The actuarial liability of this unfunded obligation as of December 31, 1997 and December 31, 1998 is $46 and $85, respectively. Pension expense incurred was $14 in 1996, $14 in 1997 and $35 in 1998.


3.   Other current assets
     The components of other current assets are as follows :

                                                            December 31,
                                                        -------------------
                                                         1997         1998
                                                        ------       ------
   Value added tax refundable ...................       $  882       $1,141
   Grants receivable ............................        1,210         --
   Other ........................................           74          213
                                                        ------       ------
                                                        $2,166       $1,354
                                                        ======       ======

4.   Property, Plant and Equipment

     The components of Property, Plant and Equipment are as follows:

                                                          December 31,
                                                     -----------------------
                                                       1997           1998
                                                     --------       --------
    Land .......................................     $    218       $    232
    Buildings and improvements .................        2,532          2,714
    Machinery and equipment ....................       14,941         29,503
    Furniture and fixtures .....................        1,089          1,163
                                                     --------       --------
                                                       18,780         33,612
    Less accumulated depreciation ..............       (9,427)       (14,786)
                                                     --------       --------
                                                     $  9,353       $ 18,826
                                                     ========       ========

     In 1994, the Company entered into capital lease agreements for production equipment. The gross and net book values of equipment financed under capital leases amounted $3,857 and $947, respectively, at December 31, 1997 and $4,107 and $350, respectively, at December 31, 1998.

     Land and buildings with a net book value of $1,100 and $1,123 at December 31, 1997 and December 31, 1998, respectively, have been pledged to guarantee a $10,000 loan received from Sumitomo Corporation in November 1997. See note 7--Long-term debt.

     Pursuant to the Display Foundry Agreement signed in 1997 with Unipac, volume FEDs production equipment was installed at Unipac's facility. That equipment was purchased and funded by Unipac, and a portion of it is leased to PixTech, which amounts to $12,048 as of December 31, 1998. According to Financial Accounting Standard 13, << Accounting for leases >>, PixTech's share of equipment was recorded as assets under the caption << Property, Plant and Equipment >>, in the net amount of $11,061. A depreciation of $988 was recorded during 1998. As of December 31, 1998, the related capital lease obligation amounts to $10,125, of which $1,869 has been recorded as current portion. (See
Note 8--Capital leases).

5.   Goodwill

     On February 20, 1996, the Company acquired substantially all the assets of PanoCorp, Inc. ("Panocorp"), a research and development company located in California, in a transaction accounted for as a purchase. The assets of PanoCorp, Inc., principally including fixed assets valued at $120, were purchased for $250 in cash plus 150,000 warrants to purchase shares of the Company's common stock at an exercise price of $11.67 per share. See Note 11--Stockholders' Equity - Warrants.

     The fair value of the 150,000 warrants was computed using the Black-Scholes model. Pursuant to APB Opinion 16, the value of such warrants was estimated at $230 and the entire transaction generated goodwill of $360. This goodwill is being amortized over 5 years.

     The purchase agreement also calls for the issuance of up to 600,000 additional warrants to the shareholders of PanoCorp, contingent upon the achievement by the Company of specified technical milestones before end of February 1999. No such warrants have been issued at December 31, 1998 and, at that date, no more than 200,000 warrants to purchase shares of the Company's common stock, at an exercise price of $16.67 per share, may be issued under the purchase agreement.

6.   Short-term and long-term restricted cash

     In August 1997, the Company provided Unipac Optoelectronics Corp. ("Unipac"), its Asian manufacturing partner, with a written bank guaranty in an amount of $10,000 pursuant to the display foundry agreement (the "Foundry Agreement") signed in May 1997 between the Company and Unipac in order to implement volume production of FEDs at Unipac's manufacturing line. The Company granted the issuing banks a security interest in its cash and cash equivalents for the same amount. The pledged cash and cash equivalents have been recorded as short-term and long-term restricted cash in the balance sheet. Under certain conditions of the Foundry Agreement, Unipac can sell certain equipment to the Company. The payment for such equipment will be secured by Unipac through the exercise of the bank guaranty. Both the amount of the guaranty to Unipac and the amount of the security interest to the banks is expected to decrease to match the net amount of equipment leased by Unipac to the Company.

7.   Long-term debt

          Long-term debt consists of the following :

                                                             December 31,
                                                         --------------------
                                                           1997        1998
                                                         --------    --------
  Loan payable (a) ...................................   $ 10,000    $ 10,000
  Non interest bearing loan from ANVAR (b) ...........      2,004       1,601
  Equipment purchase loans (c) .......................        172          93
  Loan payable (d) ...................................         45        --
  Loan payable (e) ...................................        167         107
                                                         --------    --------
                                                           12,388      11,801
  Less: current portion ..............................     (1,364)     (3,410)
                                                         --------    --------
  Total long-term debt, less current portion .........   $ 11,024    $  8,391
                                                         ========    ========

     (a) In November 1997, Sumitomo Corporation ("Sumitomo") granted PixTech a $10,000 loan repayable over a period of three years. Of this $10,000 amount, $5,000 represents a straight loan payable in four equal installments every 6 months starting April 7, 1999, bearing interest at prime rate plus 0.75% per annum. The remaining amount of $5,000 represents a convertible loan payable in November 2000, bearing interest at prime rate plus 0.75% per annum, and partially or totally convertible, at Sumitomo's option, into shares of Common Stock of the Company at a conversion price equal to 80% of the market price on the conversion date. This option becomes exercisable starting April 1999 and expires November 2000. As part of the Sumitomo Agreement, the loan is partially secured as follows: - the Company pledged certain PixTech S.A. land and constructions located in Rousset. See Note 4-- Property, plant and equipment. - the French atomic energy agency, Commissariat a l'Energie Atomique ("CEA"), has guaranteed certain contingent payment obligations towards Sumitomo in case of default by PixTech. See Note 16-- Related parties transactions. In addition, should the Company default on the repayment of the loan, the Company will remit to Sumitomo two thirds of any royalty amount received from any licensee until all obligations to Sumitomo are satisfied.

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

     (d) In 1994, the Company was granted a loan, which bears interest at 5% and is repayable in 8 installments of approximately $17 over two years starting in December 1996. As at December 31, 1998, this loan was totally repaid.

     (e) In 1995, the Company was granted a bank loan, which bears interest at 6.37% and is repayable in 20 installments of approximately $20 over 5 years starting in July 1995.

     Future minimum payments under these obligations are as follows:

     Year ending December 31,
     1999 .................................        3,410
     2000 (f) .............................        8,391
                                                 -------
     Total minimum payments ...............      $11,801
                                                 =======

     (f) Includes the $5,000 convertible loan repayable in November 2000, and partially or totally convertible into shares of Common Stock of the Company after April 7, 1999. See note (a) above.

8.   Capital leases

                                                     December 31,
                                                ---------------------
                                                  1997         1998
                                                --------     --------
     Capital lease obligations .............    $  1,040     $ 10,588
     Less: current portion .................        (599)      (2,189)
                                                --------     --------
                                                $    441     $  8,399
                                                --------     --------

     In December 1994, the Company completed several sale-leaseback transactions whereby equipment with a net book value of $4,219 was financed through three to five-year capital lease obligations, effective December 1994. At December 31, 1998, the net book value of this equipment was $ 350.

     Pursuant to the Display Foundry Agreement signed in 1997 with Unipac, PixTech's share of volume FEDs production installed at Unipac's facility is leased to PixTech. As of December 31, 1998, the related capital lease obligation amounts to $10,125, of which $1,869 has been recorded as current portion. (See
Note 4--Property, Plant and Equipment).

     Future minimum payments under these obligations are as follows:

     Year ending December 31,
     1999  .............................................      2,880
     2000  .............................................      2,511
     2001  .............................................      2,233
     2002  .............................................      2,110
     2003  .............................................      1,987
     2004  .............................................        792
                                                           --------
     Total minimum payments ............................     12,513
     Less amount representing interest .................     (1,925)
                                                           --------
     Present value of minimum capitalized lease payments   $ 10,588
                                                           --------

9.   Commitments and contingencies

Operating leases

     The Company is obligated under operating lease agreements for equipment and manufacturing and office facilities.

     The Company leases certain equipment under a cancelable operating lease with terms of 60 months through 1999. The total amount of the base rent payments has been charged as an expense on the straight line method over the term of the lease.

     The Company leases its main manufacturing and office facilities under a non-cancelable operating lease which expires September 2000.

     Minimum annual rental commitments under non cancelable leases at December 31, 1998, are as follows :

     Year ending December 31,
     1999 .......................................................   $1,113
     2000 .......................................................      768
     2001 .......................................................       46
     2002 .......................................................       15
     2003 .......................................................       14
     2004 .......................................................        7
                                                                    ------
     Total minimum payments .....................................   $1,963
                                                                    ======

     Rental expense for all operating leases consisted of the following:

                                              1996        1997        1998
                                              ----        ----        ----
     Rent expense for operating leases        $1,439      $1,245      $1,188
                                              ======      ======      ======

License Agreement and Research and Development Agreement with CEA

     See Note 16--Related Party Transactions

10.  Fair Value of Financial Instruments

     At December 31, 1997 and 1998, the carrying values of financial instruments such as cash and cash equivalents, short term investments, accounts receivable and payable, other receivables and accrued liabilities and the current portion of long-term debt approximated their market values, based on the short-term maturities of these instruments.

     At December 31, 1998, the long-term portion of restricted cash, with total book value of $8,427 was $6,949.

     At December 31, 1997 and 1998, the fair values of long-term debt and other long-term liabilities, with book value of $13,984 and $22,917 were $12,463 and $16,081, respectively.

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

     On February 7, 1997, the Company sold 3,333,000 shares of Common Stock in a public offering in Europe resulting in net proceeds of $15,927.

     In February 1997, the Company sold 463,708 and 1,111,111 shares of the Company's Common Stock to Motorola, Inc. and to United Microelectronics Corporation, the parent company of Unipac Optoelectronics Corporation, respectively, in private placements resulting in net proceeds of $2,086 and $5,000 respectively.

     In March 1998, the Company sold 1,000,000 shares of the Company's Common Stock to The Kaufmann Fund Inc., in a private placement at a price of $4.00 per share, resulting in net cash proceeds of $4,000 before expenses payable by the Company, which amounted to $44.

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

     In December 1998, the Company sold 222,222 shares of the Company's Common Stock in a private placement at a price of $2.25 per share, resulting in net proceeds of $500.

     There were 15,000,329 shares of Common Stock outstanding at December 31, 1998.

Preferred Stock

     The Company's Board of Directors has the authority to issue up to 1,000,000 shares of Preferred Stock and to fix the relative rights thereof. In December 1998, 500,000 shares of Preferred Stock were reserved for the issuance of "Series E Convertible Preferred Stock".

Convertible preferred stock

     The Company's Series A to D shares of Convertible Preferred Stock automatically converted into shares of Common Stock upon the closing of the Company's initial public offering in 1995.

     In December 1998, the Company issued 367,269 Series E shares of Convertible Preferred Stock. The Preferred Stock was sold in a private placement at a price of approximately $22.53 per share, resulting in net proceeds of $8,275, before expenses payable by the Company, which amounted to $822. The amount representing Preferred Stock sold by the Company is generally convertible into shares of Common Stock starting from June 21, 1999 at a conversion price equal to the lesser of approximately $2.25 per share of Common Stock or the average of the closing price of the Common Stock over the ten trading days immediately preceding the notice of conversion. In addition to the conversion feature, the Preferred Stock has a liquidation preference equal to the purchase price of the preferred stock and a cumulative dividend. The Preferred Stock will automatically convert into Common Stock on December 22, 2003. The Preferred Stock is redeemable at the option of the Company at the issue price upon certain events. The holders of shares of Series E Preferred Stock are entitled to the number of votes equal to the number of shares of Common Stock into which the shares of Series E Preferred Stock held by such holder are convertible.

     The holders of Series E Preferred Stock are entitled to receive cumulative dividends. At December 31, 1998 a dividend of $12 was accrued and recorded against Stockholders' Equity.

     In addition, the Company agreed to reserve, out of the authorized but unissued shares, 150% of the number of shares of Common Stock that the Series E Stock is convertible into. As of December 31, 1998, the Series E Stock would have been convertible into 3,678,199 shares of Common Stock thus requiring the Company to reserve 5,517,299 shares of the remaining authorized but unissued shares.

Stock Options

1993 Stock Option Plan

     The Company adopted a stock option plan on November 30, 1993, the "1993 Stock Option Plan" (which was amended and restated in May 1995 and in April
1997), under which options to purchase shares of common stock may be granted to key employees and consultants of the Company. The plan provides that the option price shall be determined by the Compensation Committee of the Board of Directors and that no portion of the option may be exercised beyond ten years from the date of grant. Options which are outstanding at December 31, 1998, become exercisable within a certain period of time or when specific milestones are completed.

     The activity under the option plan was as follows:

                                           Shares        Options     Weighted
                                         available     outstanding    Average
                                         ---------     -----------  Option Price
                                                                     per Share
                                                                    ------------

Balance at December 31, 1995 ..........     544,039     1,228,074
                                         ==========    ==========
     Options granted ..................    (365,850)      365,850      $8.018
     Options exercised ................        --         (29,083)      0.375
     Options terminated unexercised ...     100,567      (100,567)      2.859
                                         ----------    ----------
Balance at December 31, 1996 ..........     278,756     1,464,274
                                         ==========    ==========
     Additional shares reserved .......     800,000
     Options granted ..................  (1,121,050)    1,121,050      $4.300
     Options exercised ................        --         (52,989)      0.506
     Options terminated unexercised ...     464,193      (464,193)      7.875
                                         ----------    ----------
Balance at December 31, 1997 ..........     421,899     2,068,142
                                         ==========    ==========
     Options granted ..................    (444,960)      444,960      $4.626
     Options exercised ................        --          (1,375)      0.656
     Options terminated unexercised ...     362,535      (362,535)      4,632
                                         ----------    ----------
Balance at December 31, 1998 ..........     339,474     2,149,192
                                         ==========    ==========


     Options to purchase 748,667 shares and 1,125,434 shares were exercisable at weighted-average exercise prices of $1.110 and $1.886 at December 31, 1997 and December 31,1998, respectively.

     Exercise prices for options outstanding as of December 31, 1998 ranged from $0.375 to $9.750. The weighted average remaining contractual life of those options is 7.369 years.

     Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following average assumptions for both years : risk-free interest rates of 3%; dividend yields of 0%; volatility factors of the expected market price of the Company's shares of Common Stock of 0.74 ; and a weighted-average expected life of the option of 4 years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows (in thousands except for loss per share information) :

      --------------------------------------------------------------------
                                           1996        1997        1998
      --------------------------------------------------------------------
      Pro forma net loss                 $(11,869)   $(14,865)   $(18,690)
      Pro forma loss per share             $(1.46)     $(1.13)     $(1.29)
      --------------------------------------------------------------------

     The weighted-average fair value of options granted during 1996, 1997 and 1998 were $3.84, $2.52 and $2.82, respectively.

Director Stock Option Plan

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

     The activity under the option plan was as follows:

                                       Shares       Options        Weighted
                                      available   outstanding   Average Option
                                      ---------   -----------       Price
                                                                  per Share
                                                                --------------
Balance at December 31, 1995            50,000         --
                                       =======
     Options granted                    (6,000)       6,000        $8.625
                                       -------      -------
Balance at December 31, 1996            44,000        6,000
                                       =======      =======
     Options granted                   (12,000)      12,000        $3.910
                                       -------      -------
Balance at December 31, 1997            38,000       12,000
                                       =======      =======
     Options granted                   (12,000)      12,000        $4.646
     Options terminated unexercised     14,000      (14,000)       $5.962
                                       -------      -------
Balance at December 31, 1998            34,000       14,000
                                       =======      =======


As at December 31, 1998 and at the date of grant , the exercise prices of each stock option grant under the Director Stock Plan was above the Company's stock price. Therefore, no compensation expense was incurred.

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

     In February 1997, in connection with the purchase of 463,708 shares of the Company's Common Stock, Motorola received warrants to purchase an additional 463,708 shares of the Common Stock of the Company at a price of $5.50 per share, which have expired unexercised on December 31, 1998.


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

Shares available for issuance

     At December 31, 1998, 2,851,166 shares of Common Stock are reserved for shares issuable under the Purchase Plan or upon exercise of stock options and warrants. In addition, 5,517,299 shares of Common Stock are reserved for shares issuable upon conversion of the Convertible Preferred Stock. Therefore, on December 31, 1998, out of the 30,000,000 authorized shares of Common Stock, 6,631,206 shares were available for issuance by the Company.

12.  Other and deferred revenues

     Other revenues and deferred revenues include the following:

                                                         December 31,
                                                       ---------------
                                                    1997              1998
                                                  --------          --------

                                                Other  Deferred  Other  Deferred
                                                -----  --------  -----  --------

Grant from French Ministry of Industry (a) .... $  663  $1,210   $1,211  $ --
Grant from French local authorities (b) .......    144     913      290   1,396
Grant from European Union, Esprit Program (c) .   --       423       96     766
Insurance refund (d) ..........................    292    --       --      --
Other(e) ......................................     43    --        371    --
                                                ------  ------   ------  ------
TOTAL ......................................... $1,142  $2,546   $1,968  $2,162
                                                ======  ======   ======  ======

(a) In December 1994, the Company was awarded a grant from the French Ministry of Industry to support manufacturing of Field Emission Displays. The total contribution of the French Ministry of Industry amounted to $2,674. The Company recognized as income $800 in 1996, $663 in 1997,and $1,211 in 1998, as all conditions of the grant were met.

(b) PixTech SA was awarded certain incentives to establish its manufacturing facilities in Montpellier, France. These incentives are partially subject to maintaining an operating facility in this location for a certain period of time. In 1998, no revenue was recognized in relation to these incentives. Revenue is deferred until all conditions are met. In 1998, revenue recognized in the amount of $290 was related to various incentives granted by French local authorities.

(c) In February 1997, the Company entered into an R&D agreement with the European Union for 18 months starting February 1, 1997. The contribution of the European Union to the costs incurred by the Company amounts to $800 over the period. The Company received $423 and $293 from this contribution in 1997 and in 1998, respectively. This contribution was not recognized as income in 1997 nor in 1998 as all conditions stipulated in the agreement were not met. In 1998, revenue recognized in the amount of $96 is related to another R&D agreement entered into in 1993 with the European Union. The total contribution of the European Union amounted to $546. The Company received $330 in 1994, $120 in 1995 and $96 in 1998 from this contribution. This contribution was recognized as income ratably over the contract period as required costs were incurred to meet the conditions of the grant, at which point such portion of the contribution is irrevocable as stipulated in the agreement.

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

(e) Amounts relating to payments received by the Company from entities primarily for the performance of miscellaneous services, including $200 in 1998 related to the favorable settlement of a tax dispute.

13.  Income Taxes

     Income (loss) before income tax benefit consists of the following :

                                                           December 31,
                                                       -------------------
                                                     1996      1997      1998
                                                   --------  --------  --------
France ..........................................  $(10,556) $(13,567) $(16,614)
Rest of world ...................................    (1,161)   (1,683)   (3,408)
                                                   --------  --------  --------
   Income (loss) before income tax benefit ......  $(11,719) $(15,250) $(20,022)
                                                   ========  ========  ========

     The income tax benefit consists of the following:

                                             December 31,
                                        ---------------------
                                      1996       1997       1998
                                     ------     ------     ------
Deferred:
France .........................       --       $  586     $2,159
Rest of world ..................       --         --         --
                                     ------     ------     ------
                                       --       $  586     $2,159
                                     ======     ======     ======


     A reconciliation of income taxes computed at the French statutory rate (36.66%) to the income tax benefit is as follows :

                                                             December 31,
                                                          ------------------
                                                       1996     1997     1998
                                                      -------  -------  -------
Income taxes computed at the French statutory rate .. $ 4,297  $ 6,354  $ 7,341
Operating losses not utilized .......................  (4,297)  (6,354)  (7,341)
Research credits ....................................    --        586    2,159
                                                      -------  -------  -------
Total ...............................................    --        586    2,159
                                                      =======  =======  =======

     No U.S. income tax expense was realized and no U.S. income taxes were paid in periods ended December 31, 1996, December 31, 1997 and December 31, 1998.

     Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes consist of the following:

                                                         December 31,
                                                     --------------------
                                                 1996        1997        1998
                                               --------    --------    --------
Deferred tax assets:
     Net operating loss carryforwards ......   $  6,788    $ 12,058    $ 18,108
     Deferred revenue ......................      1,201         355          75
     Research credit carryforwards .........      8,193       8,000       6,448
                                               --------    --------    --------
                                                 16,181      20,413      24,631
Deferred tax liabilities:
     Revenue not currently taxable .........       --          --          --
     Deferred revenue ......................       --          (412)       (760)
     Deferred expense ......................       (145)       (165)        (53)
                                               --------    --------    --------
          Total deferred tax assets ........     16,039      19,835      23,818
Valuation allowance ........................    (10,869)    (14,777)    (19,175)
                                               --------    --------    --------
Deferred tax assets ........................   $  5,167    $  5,058    $  4,643
                                               ========    ========    ========

     Net operating loss carryforwards can be credited against future income in France. Net operating loss carryforward of: $5,585 expire in 2000, $5,951 in 2001, $10,658 in 2002, $15,451 in 2003 and $11,735 can be carried forward indefinitely.

     Research credit carryforwards derive from the Company's subsidiary PixTech SA. In France, research credit carryforwards are calculated following certain rules defined by the Tax administration. The Company is entitled to full payment by the Tax administration of these research credit carryforwards if they are not credited against income tax liabilities within a period of three financial years. The Company collected $29 representing income tax benefit recorded in 1992, and $2,840 representing income tax benefit recorded in 1993 and 1994, in 1997 and 1998 respectively.

14.  Industry and Geographic information

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131"), effective for the Company for fiscal years beginning after December 15, 1997. SFAS 131 requires that public business enterprises report certain information about operating segments in their financial statements, and about their products and services, the geographic area in which they operate, and their major customers. As the Company operates in one single reportable segment, the development, manufacturing and licensing of flat panel displays using electron emitters, the adoption of SFAS 131 has no effect on the Company's consolidated operating results or financial condition.

15.  Significant customers

     Historically, the Company derived its revenues principally from cooperation and license agreements with certain display manufacturers. Net revenues from cooperation and license agreements represented approximately 75%, 50% and 34% of the Company's net revenues for the fiscal years 1996, 1997 and 1998, respectively. The Company does not expect any significant additional milestone related revenues to be directly derived from existing cooperation and license agreements.

     In 1998, product revenues primarily reflected the shipment of displays to the Company's first volume customer, Zoll Medical Inc.

16.  Related Party transactions

     CEA License Agreement

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

     In 1997, an amendment to the LETI License Agreement was signed between the CEA and the Company (the "1997 CEA Amendment") for a period of three years, in return for CEA guarantying certain contingent payment obligations towards Sumitomo. See Note 7-- Long term debt. The royalty rates and minimum payments from the Company to CEA were increased for a period of three years. In addition, the Company gave a security interest to CEA on all its patents during the term of the amendment. An amount of $109 and $308 was accrued respectively in 1997 and in 1998, which included a minimum royalty obligation of $100 and $288 respectively pursuant to the 1997 CEA Amendment.

     CEA R&D Agreement

     In September 1992, the Company entered into a three-year renewable R&D agreement with CEA, under which CEA, through its laboratory LETI, performs certain research and development activities for the benefit of the Company. This program is expected to be extended for a third three-year period ending on January 1, 2002, subject to further extension by mutual agreement of the parties. The consideration received by the CEA for this R&D activity in 1998 amounted to approximately $848.

     In connection with the above R&D agreement with CEA, the Company expensed $644 ,$637 and $848 in 1996, 1997 and 1998, respectively, included in research and development costs.

17.  License

     In connection with the Company's license of its technology to a display manufacturer, the Company acquired a worldwide, non-exclusive royalty-free license to such licensee's background FED technology, as well as a right to grant royalty-free sublicenses to certain other companies. The Company was obligated to pay certain license fees in connection with the acquisition of these rights from such licensee; these payments to the licensee were $650 in 1995 and $650 in 1996. In 1997, the Company recorded cooperation and license revenues in the amount of $707, in consideration of the cancellation of same amount which had been included in accounts payable in relation to accrued license fees due this licensee.

     In connection with the Company's license of its technology to another display manufacturer, the Company also acquired a worldwide, non-exclusive license, without the right to sublicense, to certain technology of such licensee. The Company was obligated to pay certain license fees in connection with the acquisition of these rights; these payments to the licensee were $1,000 in 1995, $1,000 in 1996. The remaining license fees payable to this licensee in the amount of $1,400 were canceled in 1997, as consideration for the purchase by such licensee of shares of the Company's Common Stock in February 1997.

     In March 1998, the Company entered into a license agreement with Coloray, providing PixTech with a worldwide, nonexclusive royalty-free license on certain technologies related to field emission displays. In consideration of the license and rights granted to PixTech, the Company paid an amount of $75 and issued 14,000 shares of the Company's Common Stock, valued at a price of $3.57 per share, representing a total amount of $50 (See Note 11--Stockholders' Equity).

18.  Litigation

     The Company has received correspondence from Futaba Corporation and its legal counsel since January 1998 alleging the following : (i) Pixtech is infringing one or more patents owned by Futaba relating to the construction and manufacture of its displays that are not expressly included under the license agreement between Futaba and Pixtech, (ii) PixTech's use of terms such as "alliance" and "partners" in describing the nature of its contractual relationships with Motorola, Raytheon and Futaba in reports filed with the SEC is misleading and (iii) certain provisions in the Foundry Agreement with Unipac constitute an impermissible sublicense of Futaba technology. PixTech does not believe such claims have any merit and has denied each of the allegations in correspondences with Futaba and its counsel and is in discussions with Futaba concerning their allegations. Futaba has also claimed that the Company improperly supplied certain Futaba proprietary information to Unipac, and that Unipac has in turn disclosed such information to a third party vendor. If Futaba were to prevail on all of these claims, PixTech may be required, among other adverse consequences, to modify the construction and manufacture of its displays and may, as a result, be materially adversely affected.

     To the Company's knowledge, there are no other exceptional facts or litigation that could have or that have in the recent past had any significant impact on its business, results, financial situation, or assets and liabilities.

19.  Financial position

During 1998, the Company has incurred losses in the amount of $17,875, and used cash in operating activities of $9,343, which has adversely affected the Company's liquidity. At December 31, 1998, the Company had net working capital of $145 and a deficit accumulated during the development stage of $54,156. These conditions raise substantial doubt about its ability to continue as a going concern. The Company intends to improve its liquidity and financial position through capital increases expected to take place in 1999. There can be no assurance that funds will be available through capital increases when needed or on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

20.  Subsequent events

In January 1999, the Company sold 150,000 shares of the Company's Common Stock in a private placement at a price of $2.35 per share, resulting in net proceeds of $352.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     Not Applicable


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I, Item 1A hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the caption "Election of Directors" in the Company's Proxy Statement relating to its Annual Meeting of Stockholders scheduled for April 27, 1999 (the "Proxy Statement").

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

(B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the fourth quarter of 1998.

     A report on Form 8-K has been filed during the first quarter of 1999, on January 7, 1999, reporting under Item 5 the completion by the Registrant of a Preferred Stock Purchase Agreement (see exhibit 10.37), and the nomination by the Board of Directors, of Mr. Dieter Mezger, the Company's President, as Chief Executive Officer to succeed Jean-Luc Grand-Clement.


(C)  EXHIBITS

Number      Footnote                   Description
------      --------                   -----------
  3.1           1          Restated Certificate of Incorporation of Registrant.

  3.2           2          Restated By-Laws of Registrant.

  3.3          14          Certificate of Designations of the Company

  4.1           3          Specimen certificate for shares of Common Stock of the Registrant.

  4.2           3          Warrant to purchase 62,500 shares of Common Stock of the Registrant issued to Comdisco,
                           Inc.

  4.3           6          Warrant to purchase 150,000 shares of Common Stock of the Registrant issued to PanoCorp
                           Display Systems, Inc.

  4.4                      Warrant to purchase 463,708 shares of Common Stock of the Registrant issued to Motorola, Inc.

  4.5          10          Convertible Note issued by Pixtech, Inc. to Sumitomo Corporation dated October 27, 1997

  10.1        3,4,5        License Agreement in the Field of Flat Microtip Screens dated as of September 17, 1992 between the Registrant and the Commissariat a l'Energie Atomique (the  "CEA "), as
                           amended.

  10.2        3,4,5        Research and Development Agreement in the Field of Flat Microtip Screens dated
                           September 17, 1992 between the Registrant and the CEA.

  10.3         3,5         Cooperation and License Agreement dated June 29, 1993 between the Registrant and Texas
                           Instruments Incorporated.

  10.4         3,5         Cooperation and License Agreement dated November 27, 1993 between the Registrant and
                           Futaba Corporation.

  10.5         3,5         License Agreement dated November 27, 1993 between the Registrant and Futaba
                           Corporation.

  10.6         3,5         Cooperation and License Agreement dated June 1, 1994 between the Registrant and
                           Raytheon Company.

  10.7          3          ESPRIT Project: 8730 Active Interest for Multimedia with Field Emission Display dated
                           December 1, 1993 among the Registrant and other project participants.

  10.8          3          Master Lease Agreement dated December 12, 1994 between COMDISCO France S.A. and
                           PixTech France.

  10.9          3          Purchase Agreement dated December 23, 1994 between COMDISCO France S.A. and
                           PixTech France.

  10.10         3          Guarantee dated November 29, 1994 between the Registrant and COMDISCO.

  10.11         3          Leaseback Agreement dated April 5, 1995 between COMDISCO France S.A. and PixTech
                           France.

  10.12        3,4         Contract between L'Agence Nationale de Valorisation de la Recherche and PixTech France
                           dated March 3, 1993.

  10.13        3,4         Loan agreement between the Banque Worms and PixTech France dated December 13, 1994, as amended.

  10.14         3          Amended and Restated 1993 Stock Option Plan.

  10.15         3          1995 Director Stock Option Plan.

  10.16         3          1995 Employee Stock Purchase Plan.

  10.17         3          Amended and Restated Investor Rights and Stockholder Voting Agreement dated as of
                           December 24, 1993, as amended, among the Registrant and certain of its stockholders.

  10.18        3,4         Real Estate Agreement between PixTech France and IBM France dated February 15, 1994 for space located in Montpellier, France.

  10.19       3,4,5        Agreement of State Support of Technical Development and Research dated December 30,
                           1994 between PixTech France and the Ministry of Industry, Postal Services and
                           Telecommunications and Foreign Trade.

  10.20         3          Form of Indemnification Agreement between the Registrant and each of its directors.

  10.21        3,5         Cooperation and License Agreement dated as of June 12, 1995 between the Registrant and
                           Motorola, Inc.

  10.22         6          Lease dated as of July 31, 1995 between the Registrant, as Lessee, and Pecton Court
                           Associates as Lessor.

  10.23         6          Lease dated as of March 1, 1996, between the Registrant, as Lessee, and Frank Deverse as
                           Lessor.

  10.24         6          Registration Rights Agreement between the Registrant and Panocorp Display Systems, Inc.
                           dated February 20, 1996.

  10.25        5,7         Termination Agreement dated July, 15, 1996 between the Registrant and Texas Instrument
                           Incorporated

  10.26         5          Amendment No. 1, dated February 6, 1997, to the Cooperation and License Agreement
                           between the Registrant and Motorola.

  10.27         8          Stock Purchase Agreement dated February 14, 1997, between the Registrant and United
                           Microelectronics Corporation

  10.28         8          Stock and Warrant Purchase Agreement dated February 6, 1997 between the Registrant and
                           Motorola, Inc.

  10.29         9          Foundry Agreement between PixTech, S.A. and Unipac Optoelectronics Corporation dated
                           May 22, 1997.

  10.30         9          Distribution and Financing Agreement between Sumitomo Corporation, PixTech Inc.
                           and PixTech S.A. dated as of July 21, 1997

  10.31         9          Cross-Licensing Period Extension between Raytheon Company and Pixel International, S.A.
                           (now PixTech S.A.) dated as of September 4, 1997.

  10.32         9          Amendment No 14 to the License Agreement on the Microtips Display between Pixtech, Inc.
                           and the Commissariat a l'Energie Atomique (the "CEA")

  10.33         9          Credit Agreement between Sumitomo Corporation and PixTech, Inc. dated as of July 21, 1997

  10.34        10          License Agreement, dated March 16, 1998, between the Registrant and Coloray Display Corporation

  10.35        11          Stock Issuance Agreement, dated March 16, 1998, between the Registrant and Standard Energy Company

  10.36        12          Stock Purchase Agreement, dated March 27, 1998, between the Registrant and Kaufmann Fund Inc.

  10.37        13          Preferred Stock Purchase Agreement among PixTech Inc., The Kaufmann Fund, Inc.,
                           Wingate Capital Ltd., Fisher Capital Ltd., The Atherton Co. And Banque Generale de
                           Luxembourg, fonds Interselex Equity Easdaq dated as of December 22, 1998

  11.1          3          Statement re: computation of per share earnings--Pro Forma.

  12.1          3          Statement re: computation of ratios

  21.1          3          Subsidiaries of the Registrant.

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

(9) Filed as an Exhibit with the same number to the PixTech, Inc. Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.

(10) Filed as Exhibit 10.1 to the PixTech, Inc. Form 10-Q for the fiscal quarter ended March 31, 1998 and incorporated herein by reference.

(11) Filed as Exhibit 10.2 to the PixTech, Inc. Form 10-Q for the fiscal quarter ended March 31, 1998 and incorporated herein by reference.

(12) Filed as Exhibit 10.13 to the PixTech, Inc. Form 10-Q for the fiscal quarter ended March 31, 1998 and incorporated herein by reference.

(13) Filed as Exhibit 1.1 to the PixTech, Inc. Current Report on Form 8-K filed January 7, 1999 and incorporated herein by reference.

(14) Filed as Exhibit 2.1 to the PixTech, Inc. Current Report on Form 8-K filed January 7, 1999 and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

                                               PIXTECH



                                               By:    /S/ DIETER MEZGER
Dated:   March 9, 1999
                                                          Dieter Mezger
                                                            President


         Signature                Title                              Date
         ---------                -----                              ----

/S/  DIETER MEZGER

Dieter Mezger                     Chief Executive Officer,
                                  President and Director
                                  (Principal Executive
                                  Officer)                       March 9, 1999

/S/   JEAN-LUC GRAND-CLEMENT

Jean-Luc Grand-Clement            Chairman of the Board          March 9, 1999

/S/   YVES MOREL

Yves Morel                        Vice President,
                                  Chief Financial Officer
                                  (Principal Financial Officer)  March 9, 1999
/S/   CATHIE TOMAO

Cathie Tomao                      Chief Accounting Officer       March 9, 1999


/S/   WILLIAM C. SCHMIDT

William C. Schmidt                Director                       March 9, 1999

/S/   JOHN A. HAWKINS

John A. Hawkins                   Director                       March 9, 1999

                        Stockholder and Other Information

Trademarks
PixTech(R) is a registered trademark of the Company.

Auditors
Ernst & Young
408 avenue du Prado
BP 116
13267 Marseilles--France
011-33-4-91-23-66-66

Legal Counsel
Palmer & Dodge LLP
One Beacon Street
Boston, Massachusetts 02108
(617) 573-0100

Transfer Agent & Registrar
American Stock Transfer & Trust Company
40 Wall Street--46th floor
New York, NY 10005
(718) 921-8275

Annual Meeting of Stockholders
The Annual Meeting of Stockholders of PixTech, Inc. will be held on Tuesday, April 27, 1999 at 3 p.m. local time at the Grand Hyatt,
Park Avenue, Grand Central, in New-York, New-York.

Investor Relations Contact

Yves Morel
Vice President, Chief Financial Officer
PixTech
Avenue Olivier Perroy--Zone Industrielle de Rousset
13790 Rousset--France
Phone: 011-33-4-42-29-10-00
Fax: 011-33-4-42-29-05-09
 E-mail: ymorel@pixtech.com

Lillian B. Armstrong
Lippert/Heilshorn & Associates
300 Montgomery Street, Suite 1140
San Francisco, CA 94104
Phone: (415) 433-37 77
Fax: (415) 433-5577
 E-mail: lillian@lha-sf.com

Laurence Kipfer-Delprat
Actus Finance & Communication
11, rue Quentin Bauchart
75 008 Paris France
Phone: 011-33-1-53- 67-36-36
Fax: 011-33-1-53-67- 36-37
E-mail: lkipfer@actus.fr

Market for Common Stock
NASDAQ National Market Symbol: PIXT
EASDAQ Market Symbol : PIXT

Stock Prices

                                 FY 1999                       FY 1998
                                ---------                     ---------

                            High           Low           High             Low

First Quarter (*)        $ 3 5/16       $ 2 3/16       $ 6 9/32         $2 7/16

Second Quarter               --            --          $ 7 1/16         $4 9/16

Third Quarter                --            --          $ 4 29/32        $2 3/4

Fourth Quarter               --            --          $ 3 1/2          $1 15/16

(*) for the period from January 1, 1999 to March 1st , 1999.

On March 1st, 1999, there were approximately 74 stockholders of record. The Company has never declared or paid any cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future.


Corporate Information

================================================================================

Directors                               Executive Officers

Jean-Luc Grand-Clement                  Dieter Mezger
Chairman of the Board of Directors      CEO and President

Dieter Mezger (3)                       Francis G. Courreges
CEO and President                       Executive vice President

William Schmidt (1) (2)                 Michel Garcia
Vice President                          Vice President, Industrial Partners
Advent International
                                        Tom M. Holzel
John Hawkins (1) (2)                    Vice President, Marketing & Sales
Managing Partner
Generation Partners                     Jean-Jacques Louart
                                        Vice President, Operations

                                        Yves Morel
                                        Vice President, Chief Financial Officer


(1)  Member of the Compensation Committee

(2)  Member of the Audit Committee

(3)  Director Nominee