Form 10-Q
period 1999-03-31
PIXTECH INC /DE/
filed 1999-05-17
CIK 946144

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-26380

                                  PIXTECH, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                      04-3214691
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

Avenue Olivier Perroy, 13790 Rousset, France
(Address of principal executive offices)                 (Zip code)

                              011-33-4-42-29-10-00
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares outstanding of each of the issuer's classes of common stock as of

                 Class                           Outstanding at May 13, 1999
                 -----                           -----------------------------
     Common Stock, $.01 par value                         15,150,329

                                  PIXTECH, INC.

                                TABLE OF CONTENTS

                                                                        PAGE NO.
PART I FINANCIAL INFORMATION

     ITEM 1    Financial Statements

               Balance Sheets as of March 31, 1999
               and December 31, 1998....................................    3

               Statements of Comprehensive  Operations for the
               Three Months Ended March 31, 1999 and 1998, and
               the period from June 18, 1992 through
               March 31, 1999...........................................    4

               Statements of Cash Flows for the Three Months
               ended March 31, 1999 and 1998, and the period
               from June 18, 1992 through March 31, 1999................    5

               Statement of Stockholders' Equity........................  6 - 7

               Notes to Financial Statements............................  8 - 9


     ITEM 2    Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations............................................... 10 - 14


     ITEM 3    Quantitative and Qualitative Disclosures About
               Market Risk                                                 15

PART II OTHER INFORMATION

     ITEM 1    Legal Proceedings........................................   16

     ITEM 2    Changes in Securities....................................   16

     ITEM 3    Default upon Senior Securities...........................   16

     ITEM 4    Submission of matters to a Vote of Security Holders......   16

     ITEM 5    Other Information........................................   16

     ITEM 6    Exhibits and Reports on Form 8-K.........................   16


Signature...............................................................   17

Exhibit Index...........................................................   18

                                  PixTech, Inc.
                          (a development stage company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                                   March      December
                                                                                     31,         31,
                                                                                    1999        1998
                                                                                  --------    --------
                                         ASSETS
Current assets :
     Cash available ...........................................................   $  4,155    $ 10,166
     Restricted cash - short term .............................................      3,397       1,685
     Accounts receivable :
         Trade ................................................................        235         456
         Other ................................................................        347         161
     Inventory ................................................................      1,098         980
     Other ....................................................................      1,374       1,354
                                                                                  --------    --------
          Total current assets ................................................     10,606      14,802
Restricted cash - long term ...................................................      6,667       8,427
Property, plant and equipment, net ............................................     16,553      18,826
Goodwill, net .................................................................        132         150
Deferred tax assets ...........................................................      4,275       4,643
Other assets - long term ......................................................        201         546
Deferred offering costs .......................................................        397          --
                                                                                  --------    --------
          Total assets ........................................................   $ 38,831    $ 47,394
                                                                                  ========    ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities :
     Current portion of long term debt ........................................   $  3,143    $  3,410
     Current portion of capital lease obligations .............................      2,353       2,189
     Accounts payable .........................................................      6,930       7,514
     Accrued expenses .........................................................      2,094       1,544
                                                                                  --------    --------
          Total current liabilities ...........................................     14,520      14,657
Deferred revenue ..............................................................         82       2,162
Long term debt, less current portion ..........................................      8,499       8,391
Capital lease obligation, less current portion ................................      8,296       8,399
Other long term liabilities, less current portion .............................         32         528
                                                                                  --------    --------
          Total liabilities ...................................................     31,429      34,137
                                                                                  ========    ========
Stockholders' equity
       Convertible preferred stock Series E, $0.01 par value, authorized
 shares--500,000 ; issued and outstanding shares--none ; 367,269 respectively            4           4
       Common stock, $0.01 par value, authorized shares--30,000,000; issued and
 outstanding shares--15,000,329; 15,150,329 respectively ......................        151         150
      Additional paid-in capital ..............................................     69,190      68,999
      Cumulative translation adjustment .......................................     (2,411)     (1,740)
      Deficit accumulated during development stage ............................    (59,532)    (54,156)
                                                                                  --------    --------
            Total stockholders' equity ........................................      7,402      13,257
                                                                                  --------    --------
            Total liabilities and stockholders' equity ........................   $ 38,831    $ 47,394
                                                                                  ========    ========



                             See accompanying notes.

                                  PixTech, Inc.
                          (a development stage company)

          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)



                                                                                                                    Period from
                                                                                    Three Months Ended          June 18, 1992 (date
                                                                                         March 31,             of inception) through
                                                                                ---------------------------          March 31,
                                                                                  1999              1998               1999
                                                                                ---------         ---------    ---------------------
Revenues
    Cooperation and license revenues .........................................  $      --         $      --         $  26,449
    Product sales ............................................................        161                21             2,987
    Other revenues ...........................................................      2,000             1,232             7,906
                                                                                ---------         ---------         ---------
          Total revenues .....................................................      2,161             1,253            37,342
                                                                                ---------         ---------         ---------
Cost of revenues
    License fees and royalties ...............................................        (87)              (79)           (1,603)
                                                                                ---------         ---------         ---------
Gross margin .................................................................      2,074             1,174            35,739
                                                                                ---------         ---------         ---------

Operating expenses
    Research and development:
    Acquisition of intellectual property rights ..............................         --              (125)           (4,890)
    Other ....................................................................     (5,587)           (3,800)          (78,115)
                                                                                ---------         ---------         ---------
                                                                                   (5,587)           (3,925)          (83,005)
    Marketing and sales ......................................................       (351)             (339)           (6,958)
    Administrative and general expenses ......................................       (730)             (637)          (13,546)
                                                                                ---------         ---------         ---------
                                                                                   (6,667)           (4,901)         (103,509)
                                                                                ---------         ---------         ---------

Loss from operations .........................................................     (4,594)           (3,727)          (67,770)

Other income / (expense)
    Interest income ..........................................................        174               205             3,022
    Interest expense .........................................................       (440)             (285)           (3,187)
    Foreign exchange gains / (losses) ........................................       (516)              285               510
                                                                                ---------         ---------         ---------
                                                                                     (782)              205               345
Loss before income tax benefit ...............................................     (5,376)           (3,522)          (67,425)
Income tax benefit ...........................................................         --                --             7,893
                                                                                ---------         ---------         ---------
Net loss .....................................................................  $  (5,376)        $  (3,522)        $ (59,532)
                                                                                =========         =========         =========
    Dividends accrued to holders of Preferred Stock ..........................       (134)               --              (146)
                                                                                ---------         ---------         ---------
Net loss to holders of Common Stock ..........................................  $  (5,510)        $  (3,522)        $ (59,678)
                                                                                =========         =========         =========

    Net loss per share of Common Stock .......................................  $   (0.35)        $   (0.25)
                                                                                =========         =========

    Shares of Common Stock used in computing net loss per share ..............     15,143            13,821

    Net loss .................................................................  $  (5,376)        $  (3,522)        $ (59,532)
    Change in cumulative translation adjustment ..............................       (671)             (529)           (2,411)
                                                                                ---------         ---------         ---------
    Comprehensive net loss ...................................................  $  (6,047)        $  (4,051)        $ (61,943)
                                                                                =========         =========         =========


                             See accompanying notes.

                                  PixTech, Inc.
                          (a development stage company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                                                                                        Period from
                                                                                                                       June 18, 1992
                                                                                                                         (date of
                                                                                           Three Months Ended           inception)
                                                                                                March 31,                 through
                                                                                       --------------------------        March 31,
                                                                                         1999              1998            1999
                                                                                       --------          --------      -------------
Net loss .....................................................................         $ (5,376)         $ (3,522)       $(59,532)

Total adjustments to net loss ................................................             (747)            1,133          21,399
                                                                                       --------          --------        --------

Net cash (used in) / provided by operating activities ........................           (6,123)           (2,389)        (38,133)
                                                                                       --------          --------        --------

Investing activities
Additions to property plant and equipment ....................................              (40)             (221)        (19,360)
Reclassification of cash available as restricted cash ........................               49                --         (10,063)
Additions to intangible assets ...............................................               --                --            (130)
                                                                                       --------          --------        --------


Net cash used in investing activities ........................................                9              (221)        (29,553)

Financing activities
Stock issued .................................................................              325             3,980          67,829
Proceeds from long-term borrowings ...........................................               --                --          16,287
Proceeds from sale leaseback transactions ....................................               --                --           2,731
 Payments for equipment purchases financed by accounts payable ...............               --                --          (3,706)
 Repayments of long term borrowing and capital lease obligations .............             (250)             (196)         (8,067)
                                                                                       --------          --------        --------

Net cash (used in) / provided by financing activities ........................               75             3,784          75,074
                                                                                       --------          --------        --------
Effect of exchange rates on cash .............................................               28              (508)         (3,233)
                                                                                       --------          --------        --------

Net (decrease) / increase in cash and cash equivalents .......................           (6,011)              666           4,155
Cash and cash equivalents beginning of period ................................           10,166            12,428              --
                                                                                       --------          --------        --------

Cash and cash equivalents end of period ......................................         $  4,155          $ 13,094        $  4,155
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

                                  PixTech, Inc.
                          (a development stage company)

            Condensed Consolidated Statements of Stockholders' Equity
                      (in thousands, except share amounts)
                                   (unaudited)


                                                                                    Convertible Preferred Stock

                                                                     Series A                Series B                  Series C

                                                                 Shares                  Shares                  Shares
                                                                 issued      Amount      issued      Amount      issued      Amount
                                                                 ------      ------      ------      ------      ------      ------
Balance at June 18, 1992

  Issuance of convertible preferred stock, net of issuance
  costs in 1992, 1993 and 1994 .............................    1,557,003    2,368       363,447       589     3,044,846     8,615
  Issuance of Common stock in 1992 and 1993
  Issuance of Common stock under stock option plan in 1994
  and 1995
  Purchase of 28,761 shares of Common stock -- Treasury
  stock in 1994
  Reissuance of 28,761 shares of Common stock held in
  treasury in 1995
  Common stock issued in initial public offering in 1995,
  net of issuance costs -- $1,080
  Conversion of preferred stock in 1995 ....................   (1,557,003)  (2,368)     (363,447)     (589)   (3,044,846)   (8,615)
  Translation adjustment
  Net loss from June 18, 1992 (date of inception) through
  December 31, 1995
                                                               ----------   ------      --------      ----    ----------    ------

Balance at December 31, 1995

  Issuance of Common stock under stock option plan
  Issuance of warrants in connection with acquisition of the assets of Panocorp
  Translation adjustment
  Net loss--Year ended December 31, 1996


Balance at December 31, 1996

  Common stock issued in public offering, net of issuance
  costs -- $796
  Issuance of Common stock under stock option plan
  Translation adjustment
  Net loss--Year ended December 31, 1997
                                                               ----------   ------      --------      ----    ----------    ------

Balance at December 31, 1997

  Common stock issued in private placements, net of issuance costs -- $44
  Issuance of Series E convertible preferred stock,
  net of issuance costs -- $822
  Issuance of Common stock under stock option plan
  Translation adjustment
  Net loss--Year ended December 31, 1998
                                                               ----------   ------      --------      ----    ----------    ------

Balance at December 31, 1998

  Common stock issued in private placements (unaudited)
  Issuance costs and dividends accrued in relation to Series
E Convertible Preferred stock issued in December 1998
  (unaudited)
  Translation adjustment (unaudited)
  Net loss--Three months ended March 31, 1999 (unaudited)
                                                               ----------   ------      --------      ----    ----------    ------

Balance at March 31, 1999 ..................................           --       --            --        --            --        --
                                                               ==========   ======      ========      ====    ==========    ======

                                                                      Series D                 Series E
                                                                 Shares                  Shares
                                                                 issued      Amount      issued      Amount
                                                                 ------      ------      ------      ------
Balance at June 18, 1992

  Issuance of convertible preferred stock, net of issuance
  costs in 1992, 1993 and 1994 .............................      430,208    1,224
  Issuance of Common stock in 1992 and 1993 ................
  Issuance of Common stock under stock option plan in 1994
  and 1995 .................................................
  Purchase of 28,761 shares of Common stock -- Treasury
  stock in 1994 ............................................
  Reissuance of 28,761 shares of Common stock held in
  treasury in 1995 .........................................
  Common stock issued in initial public offering in 1995,
  net of issuance costs -- $1,080 ..........................
  Conversion of preferred stock in 1995 ....................     (430,208)  (1,224)
  Translation adjustment ...................................
  Net loss from June 18, 1992 (date of inception) through
  December 31, 1995 ........................................
                                                               ----------   ------      --------      ----


Balance at December 31, 1995

  Issuance of Common stock under stock option plan .........
  Issuance of warrants in connection with acquisition of the assets of Panocorp .......................................
  Translation adjustment ...................................
  Net loss--Year ended December 31, 1996 ...................
                                                               ----------   ------      --------      ----

Balance at December 31, 1996

  Common stock issued in public offering, net of issuance
  costs -- $796 ............................................
  Issuance of Common stock under stock option plan .........
  Translation adjustment ...................................
  Net loss--Year ended December 31, 1997 ...................
                                                               ----------   ------      --------      ----

Balance at December 31, 1997

  Common stock issued in private placements, net of issuance
  costs -- $44                                                                           367,269      $  4
  Issuance of Series E convertible preferred stock, ........
  net of issuance costs -- $822 ............................
  Issuance of Common stock under stock option plan .........
  Translation adjustment ...................................
  Net loss--Year ended December 31, 1998 ...................
                                                               ----------   ------      --------      ----

Balance at December 31, 1998 ...............................                             367,269         4

  Common stock issued in private placements (unaudited) ....
  Issuance costs and dividends accrued in relation to Series
  E Convertible Preferred stock issued in December 1998
  (unaudited) ..............................................
  Translation adjustment (unaudited) .......................
  Net loss--Three months ended March 31, 1999 (unaudited)
                                                               ----------   ------      --------      ----

Balance at March 31, 1999 ..................................           --       --       367,269      $  4
                                                               ==========   ======      ========      ====



                             See accompanying notes.

                                  PixTech, Inc.
                          (a development stage company)

            Condensed Consolidated Statements of Stockholders' Equity
                      (in thousands, except share amounts)
                                   (unaudited)

                                                                                Common Stock
                                                                                ------------
                                                                                                      Dividends
                                                                                                     accrued to
                                                                                        Additional   holders of
                                                                 Shares                   Paid-in     Preferred
                                                                 issued      Amount       Capital       Stock
                                                                 ------      ------     ----------   ----------
Balance at June 18, 1992

  Issuance of convertible preferred stock, net of
  issuance  costs in 1992, 1993 and 1994 ................
  Issuance of Common stock in 1992 and 1993 .............        132,301    $       1    $      96
  Issuance of Common stock under stock option plan in
  1994 and 1995 .........................................         84,258            1           31
  Purchase of 28,761 shares of Common stock--  Treasury .
  stock in 1994
  Reissuance of 28,761 shares of Common stock held in
  treasury in 1995 ......................................                                        3
  Common stock issued in initial public offering in
  1995, net of issuance costs -- $1,080 .................      2,500,000           25       20,973
  Conversion of preferred stock in 1995 .................      5,395,504           54       12,742
  Translation adjustment ................................
  Net loss from June 18, 1992 (date of inception)
  through December 31, 1995 .............................                                        3
                                                            ------------    ---------    ---------    ---------

Balance at December 31, 1995 ............................      8,112,063           81       33,844

  Issuance of Common stock under stock option plan ......         29,083            0           11
  Issuance of warrants in connection with acquisition of
  the  assets of Panocorp ...............................                                      230
  Translation adjustment ................................
  Net loss--Year ended  December 31, 1996 ...............
                                                            ------------    ---------    ---------    ---------

Balance at December 31, 1996 ............................      8,141,146           81       34,085

  Common stock issued in public offering, net of
  issuance costs -- $796 ................................      5,570,819           56       22,958
  Issuance of Common stock under stock option plan ......         50,767            1           25
  Translation adjustment ................................
  Net loss--Year ended December 31, 1997 ................
                                                            ------------    ---------    ---------    ---------

Balance at December 31, 1997 ............................     13,762,732    $     138    $  57,067

  Common stock issued in private placements, net of
  issuance costs -- $44 .................................      1,236,222           12        4,493
  Issuance of Series E convertible preferred stock,
  net of issuance costs -- $822 .........................                                    7,449          (12)
  Issuance of Series E convertible preferred stock in
  December, net of issuance costs -- $ 822 ..............
  Issuance of Common stock under stock option plan ......          1,375                         1
  Translation adjustment ................................
  Net loss--Year ended December 31, 1998 ................
                                                            ------------    ---------    ---------    ---------

Balance at December 31, 1998 ............................     15,000,329          150       69,011          (12)

  Common stock issued in private placements (unaudited) .        150,000            1          351
  Issuance costs and dividends accrued in relation to ...                                      (26)        (134)
  Series E Convertible Preferred stock issued in December
  1998 (unaudited) ......................................
  Translation adjustment (unaudited) ....................
  Net loss--Three months ended March 31, 1999 (unaudited)
                                                            ------------    ---------    ---------    ---------

Balance at March 31, 1999 ...............................     15,150,329    $     151    $  69,336         (146)
                                                            ============    =========    =========    =========

                                                                             Deficit
                                                                           accumulated
                                                              Cumulative     during
                                                             translation   development    Treasury
                                                              adjustment      stage        stock       Total
                                                              ----------   -----------    --------     -----
Balance at June 18, 1992

  Issuance of convertible preferred stock, net of
  issuance  costs in 1992, 1993 and 1994 ................                                            $   12,796
  Issuance of Common stock in 1992 and 1993 .............                                                    97
  Issuance of Common stock under stock option plan in
  1994 and 1995 .........................................                                                    32
  Purchase of 28,761 shares of Common stock--  Treasury .                                $     (11)         (11)
  stock in 1994
  Reissuance of 28,761 shares of Common stock held in
  treasury in 1995 ......................................                                       11           14
  Common stock issued in initial public offering in
  1995, net of issuance costs -- $1,080 .................                                                20,998
  Conversion of preferred stock in 1995 .................
  Translation adjustment ................................      $     515                                    515
  Net loss from June 18, 1992 (date of inception)
  through December 31, 1995 .............................                   $  (9,910)                   (9,910)
                                                               ---------    ---------    ---------    ---------

Balance at December 31, 1995 ............................            515       (9,910)                   24,530

  Issuance of Common stock under stock option plan ......                                                    11
  Issuance of warrants in connection with acquisition of
  the  assets of Panocorp ...............................                                                   230
  Translation adjustment ................................           (953)                                  (953)
  Net loss--Year ended  December 31, 1996 ...............                     (11,719)                  (11,719)
                                                               ---------    ---------    ---------    ---------

Balance at December 31, 1996 ............................           (438)     (21,629)                   12,099

  Common stock issued in public offering, net of
  issuance costs -- $796 ................................                                                23,014
  Issuance of Common stock under stock option plan ......                                                    25
  Translation adjustment ................................         (1,694)                                (1,694)
  Net loss--Year ended December 31, 1997 ................                     (14,664)                  (14,664)
                                                               ---------    ---------    ---------    ---------

Balance at December 31, 1997 ............................      $  (2,132)   $ (36,293)                $  18,780

  Common stock issued in private placements, net of
  issuance costs -- $44 .................................                                                 4,506
  Issuance of Series E convertible preferred stock,
  net of issuance costs -- $822 .........................                                                 7,440
  Issuance of Series E convertible preferred stock in
  December, net of issuance costs -- $ 822 ..............
  Issuance of Common stock under stock option plan ......                                                     1
  Translation adjustment ................................            392                                    392
  Net loss--Year ended December 31, 1998 ................                     (17,863)                  (17,863)
                                                               ---------    ---------    ---------    ---------

Balance at December 31, 1998 ............................         (1,740)     (54,156)                   13,257

  Common stock issued in private placements (unaudited) .                                                   352
  Issuance costs and dividends accrued in relation to ...                                                  (160)
  Series E Convertible Preferred stock issued in December
  1998 (unaudited) ......................................
  Translation adjustment (unaudited) ....................           (671)                                  (671)
  Net loss--Three months ended March 31, 1999 (unaudited)                      (5,376)                   (5,376)
                                                               ---------    ---------    ---------    ---------

Balance at March 31, 1999 ...............................      $  (2,411)   $ (59,532)          --    $   7,402
                                                               =========    =========    =========    =========



                             See accompanying notes.

                                  PixTech, Inc.
                          (a development stage company)

              Notes to Condensed Consolidated Financial Statements
                 (all amounts in thousands except share amounts)
                                   (unaudited)


Note A - Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the three-month periods ending March 31,1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 (the "1998 Financial Statements"), included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Note B - Inventories

Inventory consists of raw material and spare parts.

Note C - Restricted Cash

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

Note D - Property, Plant and Equipment

Pursuant to the Foundry Agreement, volume FEDs production equipment was installed at Unipac's facility. That equipment was purchased and funded by Unipac, and a portion of it is leased to PixTech, which amounts to $11,365 as of March 31, 1999. According to Financial Accounting Standard 13, "Accounting for leases", PixTech's share of equipment was recorded as assets under the caption "Property, Plant and Equipment", in the net amount of $9,990. Depreciation of $466 was recorded during the three-month period ended March 31, 1999. As of March 31, 1999, the related capital lease obligation amounts to $9,877, of which $1,912 has been recorded as current portion.

Note E - Deferred offering costs

On March 19, 1999, the Company entered into a definitive agreement to purchase certain assets of Micron Technology, Inc. relating to field emission displays including equipment and other tangible assets, certain contract rights and cash (the "Micron Transaction"). Pursuant to the Micron Transaction, the Company will issue 7,133,562 shares of the Company's Common Stock and a warrant to purchase 310,000 shares of the Company's Common Stock at an exercise price of approximately $2.25 per share. In order to issue such number of shares, the Company's Restated Certificate of Incorporation must be amended to increase the number of authorized shares of capital stock of the Company. Such amendment is subject to the approval of the Company's stockholders during the Annual Meeting to be held on May 12, 1999. During the three months ended March 31, 1999, the Company incurred expenses in connection with the Micron Transaction. These expenses have been deferred and will be recorded as a reduction of paid-in capital upon completion of the transaction.

                                  PixTech, Inc.
                          (a development stage company)

              Notes to Condensed Consolidated Financial Statements
                 (all amounts in thousands except share amounts)
                                   (unaudited)

Note F - Stockholders' equity

Common Stock : In January 1999, the Company sold 150,000 shares of the Company's Common Stock in a private placement at a price of $2.35 per share, resulting in net proceeds of $352.

Convertible preferred stock : The holders of Series E Preferred Stock issued in December 1998 are entitled to receive cumulative dividends. As at March 31, 1999, a cumulative dividend of $146 was accrued and recorded against Stockholders' Equity.

The 367,269 shares of Series E Preferred Stock outstanding as at March 31, 1999 are convertible into shares of Common Stock after June 21, 1999. As at March 31, 1999, the Series E Stock, including accrued dividends, would have been convertible into 3,737,370 shares of Common Stock. Consequently, there were 18,887,699 shares of Common Stock or equivalent to shares of Common Stock outstanding as at March 31, 1999.

Note G -  Litigation

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

Note H. -  Financial position

During the three months ended March 31, 1999, the Company has continued to experience losses and has used cash in operating activities, which has adversely affected the Company's liquidity. At March 31,1999, the Company had net working deficit of $3,914 and a deficit accumulated during the development stage of $59,532. The Company intends to improve its liquidity and financial position through capital increases expected to take place in 1999. In addition, upon closing of the Micron Transaction, the Company will receive cash of approximately $4.4 million (See "Note E - Deferred offering costs"). There can be no assurance that additional funds will be available through capital increases when needed or on terms acceptable to the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of operations

Product  sales.  The  Company  recognized  product  sales  of  $161,000  in  the three-month period ended March 31,1999, as compared to $21,000 in the three-month period ended March 31, 1998. In the three-month period ended March 31, 1998, these product sales primarily represented the shipment of a limited number of high-priced FED displays and cathodes to customers for evaluation and product development purposes, and the first shipments of displays to the Company's first volume customer, Zoll Medical. In the three-month period ended March 31,1999, product revenues primarily comprised shipments of displays sold at volume prices to Zoll Medical, thus reflecting a significant increase of the number of displays shipped. Since 1998, the Company has begun shipping its FED displays manufactured by its contract manufacturer, Unipac, to its customers, in limited quantities. The Company expects an increase of product shipments from Taiwan in 1999.

Other revenues. Other revenues consist of funding under various public development contracts and other miscellaneous revenues. The Company recognized other revenues of $2.0 million in the three-month period ended March 31,1999, as compared to $1.2 million in the three-month period ended March 31, 1998. Of these revenues, in the three-month period ended March 31, 1999, $1.3 million were related to an incentive from French Local Authorities awarded in 1994 to the Company to establish its pilot plant in Montpellier, France, and $736,000 were related to a development contract from European Union signed in 1997, for which the related contribution, received in 1997 and in 1998, had been deferred until all conditions stipulated in the agreement were met. In the three-month periods ended March 31, 1998, these revenues included $1.2 million related to a development contract granted in December 1994 from the French Ministry of Industry to support manufacturing of FEDs.

Research and Development Expenses--Acquisition of Intellectual Property Rights. The Company expensed $125,000 in the three-month period ended March 31,1998 for the acquisition of intellectual property rights from Coloray Display, providing PixTech with a worldwide, non exclusive royalty-free license on certain technologies related to field emission displays. No such expenses were recorded in the three-month period ended March 31,1999.

Other Research and Development Expenses. The Company expensed $5.6 million for research and development costs during the three-month period ended March 31,1999, an increase of 47% over the $3.8 million incurred in the three-month period ended March 31, 1998. These expenses include salaries and associated expenses for in-house research and development activities conducted both in its pilot plant and its research and development facility in Santa Clara, the cost of staffing and operating the Company's pilot manufacturing facility and the cost of supporting the transfer and adaptation of the Company's FED technology to Unipac, as well as obligations to CEA under the LETI Research Agreement, and miscellaneous contract consulting fees. This increase reflected primarily the cost of supporting the transfer of FED manufacturing processes to Unipac and the continued development of the Company's FED technology.

Sales and Marketing Expenses. The Company expensed $351,000 for sales and marketing during the three-month period ended March 31,1999, as compared to $339,000 during the three-month period ended March 31, 1998. The Company believes sales and marketing expenses may increase in the future, reflecting the expansion of the Company's sales and marketing organization both in the United States and in Europe.

General and Administrative Expenses. General and administrative expenses amounted to $730,000 in the three-month period ended March 31,1999, an increase of 15% over general and administrative expenses incurred in the three-month period ended March 31, 1998, which amounted to $637,000, reflecting an increase in consulting expenses.

Interest Income (Expense), Net. Interest income is comprised of interest on available and restricted cash. Interest expense is comprised of interest payable on long-term obligations. Net interest expense was $266,000 in the three-month period ended March 31,1999, as compared to $80,000 in the three-month period ended March 31,1998, reflecting the decrease in cash balances and the increase in long-term liabilities.

Currency Fluctuations. Although a significant portion of the Company's revenues are denominated in U.S. dollars, a substantial portion of the Company's operating expenses are denominated in Euros. Gains and losses on the conversion to U.S. dollars of assets and liabilities denominated in Euros may contribute to fluctuations in the Company's results of operations, which are reported in U.S. dollars. Most of the Company's capital lease obligation is expressed in Taiwanese dollars. In the past, fluctuations of the parity of the Taiwanese dollar versus the Euro caused significant foreign exchange gains or losses and may continue to do so in the future. The Company recorded net foreign exchange loss of $516,000 in the three-month period ended March 31,1999, while the Company recorded net foreign exchange gain of $285,000 in the three-month period ended March 31,1998. The Company cannot predict the effect of exchange rate fluctuations on future operating results. To date, the Company has not undertaken hedging transactions to cover its currency exposure, but it may do so in the future.

Liquidity and Capital Resources.

Cash used in operations was $6.1 million for the three-month period ended March 31,1999, as compared to cash used in operations of $2.4 million for the three-month period ended March 31, 1998. The increase in cash used in operations between the three-month period ended March 31,1999 and the three-month period ended March 31, 1998 is related to the following factors : (i) the absence of significant cash receipts from revenues in the three-month period ended March 31,1999, and (ii) the increase in operating expenses in relation to Taiwan start-up costs.

The Company has used $38.1 million in cash to fund its operating activities from inception through March 31,1999 and has incurred $29.6 million in capital expenditures and investments.

Cash flows generated from financing activities were $75,000 in the three-month period ended March 31,1999, as compared to $3.8 million in the three-month period ended March 31,1998. This net cash flow consisted primarily of sales of shares of Common Stock in a private placement, resulting in net proceeds to the Company of $352,000, while long term liabilities decreased by $250,000.

Since its inception, the Company has funded its operations and capital expenditures primarily from the proceeds of equity financing aggregating $67.8 million and from proceeds aggregating $19.0 million from borrowings and sale-leaseback transactions.

Capital expenditures were $40,000 during the three-month period ended March 31,1999 as compared to $221,000 during the same period of 1998. During the three-month period ended March 31,1999, capital expenditures remained focused on limited capacity expansion in the pilot manufacturing facility. Implementing volume production at Unipac's manufacturing plant required significant capital expenditures. An amount of $13.5 million of capital expenditures for equipment only was required which, pursuant to the Foundry Agreement, was purchased and funded by Unipac. A portion of that equipment is leased to PixTech and amounts to $ 11.4 million as of March 31, 1999. The Company expects that additional capital expenditure will be required in 1999 to increase capacity at Unipac and to complete implementation of manufacturing processes, both for monochrome and for color products.

As at March 31, 1999, restricted cash amounted to $10.1 million and was related to the security interest granted in 1997 by the Company to its Taiwanese manufacturing partner, Unipac, pursuant to the Foundry Agreement signed in 1997, in relation to the purchase and funding by Unipac of volume FEDs production equipment. The written bank guaranty provided by the Company to Unipac is expected to decrease to match the net amount of equipment leased by Unipac to the Company.

The Company has existing contracts with French authorities providing for the payment of grants to the Company totaling approximately $4.0 million, which were fully paid to the Company as of March 31, 1999. In 1997 and January 1999, the Company entered into two R&D agreements with French authorities. Under these agreements, the Company expects to benefit from zero-interest loans totaling approximately $2.6 million, of which $2.0 million are expected to be collected in 1999. The Company collected $1.5 million in May 1999 under one of these agreements.

 In February 1997, the Company entered into an R&D agreement with the European Union and other European industrial companies. The contribution of the European Union to the costs incurred by the Company amounts to $936,000 over the period, of which $736,000 were collected in 1997 and 1998 and recognized as income in the three-month period ended March 31, 1999, as all conditions stipulated in the agreement were met. The Company expects to receive the remaining revenue from this contract in 1999.

The Company recognized French income tax benefits of $7.9 million since inception. These income tax benefits represent tax credits for research and development activities conducted in France, which are paid in cash to the Company if it is not able to credit them against future income tax liabilities within three fiscal years. In 1998, the Company collected $2.8 million, representing R&D tax credits recorded in 1993 and 1994. In April 1999, the Company collected $2.9 million from R&D tax credits recorded in 1995.

On March 19, 1999, the Company entered into a definitive agreement to purchase certain assets of Micron Technology, Inc. relating to field emission displays including equipment and other tangible assets, certain contract rights and cash (the "Micron Transaction"). The Micron Transaction is subject to the approval of the amendment of the Company's Restated Certificate of Incorporation by the Company's stockholders (see "Notes to Condensed Consolidated Financial Statements--Note E--Deferred Offering costs"). Upon closing of the Micron Transaction, the Company will receive cash of approximately $4.4 million.

Cash available at March 31,1999 amounted to $4.2 million as compared to $10.2 million at December 31, 1998. The Company expects that cash available at March 31,1999 together with the anticipated increase in product sales in 1999 and the anticipated proceeds from the Micron Transaction, from R&D tax credits and from the various grants and loans described above will be sufficient to meet its cash requirements, including repayment of the current portion of its long term obligations in the amount of $5.5 million at March 31, 1999, until at least September 30, 1999. The Company intends to improve its liquidity and financial position through capital increases expected to take place in 1999.

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


Year 2000 Disclosure

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

Strategic issues and risks

The Company is currently focused on the following activities which it believes are necessary to the success of its business: (i) successfully implementing the manufacture of FEDs by its Taiwanese contract manufacturer, Unipac; (ii) improving its manufacturing processes and yields, both in its pilot plant and at Unipac; (iii) expanding its customer base and product offering, and (iv) continuing the development of its FED technology, including the development of large FED displays. In evaluating its outlook, the following risks and issues should be considered, among others which are common with development stage companies.

The Company May Not Have Operating Income or Net Income in the Future and It May Have Problems Raising the Money It Needs in the Future At March 31,1999, the Company had net working deficit of $3,914 and a deficit accumulated during the development stage of $59,532. These conditions raise substantial doubt about its ability to continue as a going concern. In the future, the Company expects that it will need to obtain money from sources outside the Company, as it has done in the past. There is no guarantee that any of the outside sources will provide the Company with the money when needed. In addition, even if the Company is able to find outside sources which will provide it with the money when needed, in order to raise this money the Company may be required to issue securities with better rights than the rights of its common stock or it may be required to take other actions which lessen the value of its current common stock, including borrowing money on terms that are not favorable to it.

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

The Company's Products and Manufacturing Processes are Still under Development and The Company Still Needs to Obtain Commercially Acceptable Yields and Acceptable Costs of Products. In order for the Company to succeed, it must continue to develop and produce a range of products incorporating its FED technology. At this time, the Company has successfully developed only one product that has been incorporated into a commercial end-user application. The Company will need to complete the development of additional FED products before they can be sold to the public, and there is no guaranty that the Company will succeed in these development efforts. If the Company does not develop these new products, it will not be successful. To date, the Company has used its pilot manufacturing facility in Montpellier, France to produce only a limited number of products suitable for sale. In addition, the Company has not completed testing of its manufacturing processes at Unipac. In order for the Company to be successful, it must make certain improvements to its manufacturing processes. In particular, it must improve its manufacturing yields in order to demonstrate the low cost potential of its FED technology. Even if the Company succeeds in completing the development and testing of its manufacturing processes, it can not be sure that the favorable characteristics demonstrated by its current displays manufactured at its pilot manufacturing facility will be reproduced on a cost- effective basis in commercial production. The Company has, at this time, encountered a number of delays in the development of its products and processes, and it is possible that further delays will occur. Any significant delays could cause the Company to miss certain market opportunities and could have a material adverse effect on its business.

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

The Company  face  Intense  Competition  and Needs to Compete  with  Current and
Future Competing Technologies. The Company's competitors may succeed in developing products that outperform its displays or that are more cost effective. If its competitors develop products that offer significant advantages over its products and if the Company is unable to improve its technology, or develop or acquire alternative technology that is more competitive, it would be adversely affected. The market for "flat panel display," or "FPD", products is currently dominated by products utilizing "liquid crystal display," or "LCD", technology. Certain LCD manufacturers have substantially greater name recognition and financial, technological, marketing and other resources than the Company. Furthermore, LCD manufacturers have made, and continue to make, substantial investments in improving LCD technology and manufacturing processes and in the construction of manufacturing facilities for displays. The Company believes that, over time, this will have the effect of reducing average selling prices of FPDs. In addition, recently there have been substantial increases in the worldwide manufacturing capacity of FPDs, and new competitors have entered the FPD market. Such changes may cause over-supply conditions leading to dramatic reductions in the price of FPDs. In order to effectively compete, the Company could be required to increase the performance of its products or reduce prices. In the event of price reductions, the Company will not be able to maintain gross margins unless it reduces its cost of sales.

Potential  Customers  may not  Accept the  Company's  Products.  The  Company is
uncertain about the potential size and timing of its target market opportunities. It anticipates marketing its displays to "original equipment manufacturer" or "OEM" customers Its success will depend, in part, on the following factors: (i) whether OEMs select its products for incorporation into their products; (ii) the successful introduction of such products by the OEMs; and (iii) the successful commercialization of products developed by parties incorporating its products. It is possible that demand for any particular product will not last or that new markets will fail to develop as the Company expects, or at all. Such deviations would materially and adversely effect the Company.

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

The Company has received correspondence from Futaba Corporation and its legal counsel beginning in February 1998 alleging the following: (i) the Company is infringing one or more patents owned by Futaba relating to the construction and manufacture of its displays that are not expressly included under the license agreement between the Company and Futaba; (ii) its use of terms such as "alliance" and "partners" in describing the nature of its contractual relationships with Motorola, Raytheon and Futaba in reports filed with the SEC is misleading; and (iii) certain provisions in the Foundry Agreement with Unipac constitute an impermissible sublicense of Futaba technology. The Company does not believe such claims have any merit and have denied each of the allegations in correspondences with Futaba and its counsel. Futaba has also claimed that the Company improperly supplied certain Futaba proprietary information to Unipac, and that Unipac has, in turn, disclosed such information to a third party vendor. If Futaba prevails on any of these claims, the Company may be required, among other adverse consequences, to modify the construction and manufacture of its displays and may, as a result, be materially adversely affected.

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

Holders of Common Stock May face Significant Dilution from the Conversion of Series E Preferred Shares. In December 1998, the Company issued 367,269 shares of Series E Preferred Stock (the "Series E Stock"), at a price of $22.5313 per share, to certain institutional investors. The Series E Stock is generally convertible after June 21, 1999 into Common Stock at a rate equal to the lesser of (a) $2.25313, and (b) the average closing price Common Stock over the ten trading day ending period ending on the day immediately preceding the day upon conversion. As of March 31st, 1999, the Series E Stock would have been convertible into 3,737,370 shares of Common Stock. Should the Company's stock price fall below its current level, conversion of Series E stock may result into the issuance of a significant additional number of shares of Common Stock, and may cause significant dilution to current holders of Common Stock.

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

                                                              PIXTECH, INC.

March 31, 1999

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

               Not applicable

     ITEM 5    Other Information:

               None.

     ITEM 6    Exhibits and reports on Form 8-K:

               (a)  Exhibits :

               27. Financial Data Schedule

               2.1/++ Acquisition Agreement, dated March 19, 1999, between the Registrant and Micron Technology, Inc. Pursuant to Item 601 (b)
               (2) of Regulation S-K, the schedules and exhibits referred to in the Agreement are omitted. The Registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

               2.2/++  Amendment  No. 1 to  Acquisition  Agreement,  dated as of
               April 23, 1999,  between the  Registrant  and Micron  Technology,
               Inc.

               10.38  Employment  Agreement  of  Jean-Luc   Grand-Clement  dated
               January 19, 1999

               10.39  Employment  Agreement of Michel Garcia dated  September 9,
               1992

               10.40  Employment  Agreement of Francis  Courreges dated June 28,
               1993

               10.41  Amendment  No.  1  to  Employment   Agreement  of  Francis
               Courreges dated September 27, 1996

               10.42 Employment Agreement of Yves Morel dated March 16, 1994

               10.43 Employment Agreement of Jean-Jacques Louart dated April 7, 1997

               (b)  Reports  on Form 8-K :

               Two reports on Form 8-K have been filed during the first quarter of 1999 :

               - on January 7, 1999, reporting under Item 5 the completion by the Registrant of a Preferred Stock Purchase Agreement, and the nomination by the Board of Directors, of Mr. Dieter Mezger, the Company's President, as Chief Executive Officer to succeed Jean-Luc Grand-Clement, and

               - on March 24, 1999, reporting under Item 5 the completion by the Registrant of an Acquisition Agreement with Micron Technology, Inc.

                                  PIXTECH, INC.

                                  March 31,1999


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PIXTECH, INC.


Date: May 13, 1999                      BY: /s/ Yves Morel
                                           ------------------------------------
                                        Yves Morel
                                        Vice President, Chief Financial Officer

Date: May 13, 1999                      BY: /s/ Cathie Tomao
                                           ------------------------------------
                                        Cathie Tomao
                                        Chief Accounting Officer

                                  PIXTECH, INC.

                                  March 31,1999


                                  EXHIBIT INDEX


Exhibit No.
-----------

2.1/++ Acquisition Agreement, dated March 19, 1999, between the Registrant and Micron Technology, Inc. Pursuant to Item 601 (b) (2) of Regulation S-K, the schedules and exhibits referred to in the Agreement are omitted. The Registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

2.2/++ Amendment No. 1 to Acquisition Agreement, dated as of April 23, 1999, between the Registrant and Micron Technology, Inc.

10.38     Employment Agreement of Jean-Luc Grand-Clement dated January 19, 1999,

10.39     Employment Agreement of Michel Garcia dated September 9, 1992,

10.40     Employment Agreement of Francis Courreges dated June 28, 1993,

10.41 Amendment No. 1 to Employment Agreement of Francis Courreges dated September 27, 1996,

10.42     Employment Agreement of Yves Morel dated March 16, 1994,

10.43     Employment Agreement of Jean-Jacques Louart dated April 7, 1997,

27        Financial Data Schedule

++ Confidential treatment has been requested for certain portions of these Exhibits pursuant to rule 24b-2 of the Securities Exchange Act of 1934, as amended.