Form 10-Q
period 1999-06-30
PIXTECH INC /DE/
filed 1999-08-12
CIK 946144

                                   FORM 10-Q
                                   ---------

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1999
                                                -------------

                                      OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______
                Commission file number 0-26380
                    _______________________________________


                                 PIXTECH, INC.
                                 -------------
            (Exact name of registrant as specified in its charter)


            Delaware                                   04-3214691
            --------                                   ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


Avenue Olivier Perroy, 13790 Rousset, France
--------------------------------------------
(Address of principal executive offices)                   (Zip code)


                             011-33-4-42-29-10-00
                             --------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

The number of shares outstanding of each of the issuer's classes of common stock as of


            Class                               Outstanding at July 31, 1999
            -----                               ----------------------------
     Common Stock, $.01 par value                        23,467,138

                                 PIXTECH, INC.
                                 -------------

                               TABLE OF CONTENTS
                               -----------------

                                                                                         PAGE NO.
PART I    FINANCIAL INFORMATION

          ITEM 1    Financial Statements

                    Balance Sheets as of June 30, 1999
                    and December 31, 1998.........................................        3

                    Statements of Comprehensive Operations for the Three Months
                    and Six Months Ended June 30, 1999 and 1998,
                    and the period from June 18, 1992 through June 30, 1999.......

                                                                                          4

                    Statements of Cash Flows for the Six Months
                    ended June 30, 1999 and 1998, and the period
                    from June 18, 1992 through June 30, 1999......................        5

                    Statement of Stockholders' Equity.............................      6 - 7

                    Notes to Financial Statements.................................      8 - 9

          ITEM 2    Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations....................................................    10 - 14

          ITEM 3    Quantitative and Qualitative Disclosures About Market Risk             15

PART II    OTHER INFORMATION

          ITEM 1    Legal Proceedings.............................................       16

          ITEM 2    Changes in Securities.........................................       16

          ITEM 3    Default upon Senior Securities................................       16

          ITEM 4    Submission of matters to a Vote of Security Holders...........       16

          ITEM 5    Other Information.............................................       16

          ITEM 6    Exhibits and Reports on Form 8-K..............................       16

Signature.........................................................................       17

Exhibit Index.....................................................................       18


                                 PixTech, Inc.
                         (a development stage company)


                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                                                 June 30,        December 31,
                                                                                   1999              1998
                                                                              ---------------  ----------------
                                                                               (unaudited)
                                       ASSETS
Current assets:
  Cash available..........................................................        $  7,017         $ 10,166
  Restricted cash - short term............................................           2,097            1,685
  Accounts receivable.....................................................             322              617
  Inventory...............................................................           1,348              980
  Other...................................................................           1,377            1,354
                                                                                  --------         --------
        Total current assets..............................................          12,161           14,802
Restricted cash - long term...............................................           6,695            8,427
Property, plant and equipment, net........................................          28,604           18,826
Goodwill, net.............................................................             114              150
Deferred tax assets.......................................................           1,287            4,643
Other assets - long term..................................................             204              546
                                                                                  --------         --------
        Total assets......................................................        $ 49,065         $ 47,394
                                                                                  ========         ========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long term debt.......................................        $  4,807         $  3,410
  Current portion of capital lease obligations............................           2,362            2,189
  Accounts payable........................................................           7,037            7,514
  Accrued expenses........................................................           2,505            1,544
                                                                                  --------         --------
        Total current liabilities.........................................          16,711           14,657
Deferred revenue..........................................................              79            2,162
Long term debt, less current portion......................................          10,075            8,391
Capital lease obligation, less current portion............................           8,565            8,399
Other long term liabilities, less current portion.........................              46              528
                                                                                  --------         --------
        Total liabilities.................................................          35,476           34,137
                                                                                  ========         ========
Stockholders' equity
     Convertible preferred stock Series E, $0.01 par value, authorized
shares--500,000; issued and outstanding shares--367,269...................               4                4
     Common stock, $0.01 par value, authorized shares--60,000,000;
issued and outstanding shares--22,352,918; 15,000,329 respectively........             223              150
     Additional paid-in capital...........................................          83,450           68,999
     Cumulative translation adjustment....................................          (2,527)          (1,740)
     Deficit accumulated during development stage.........................         (67,561)         (54,156)
                                                                                  --------         --------
        Total stockholders' equity........................................          13,589           13,257
                                                                                  --------         --------
        Total liabilities and stockholders' equity........................        $ 49,065         $ 47,394
                                                                                  ========         ========

                            See accompanying notes.

         CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                                                                         Period from
                                                                                                        June 18, 1992
                                                              Three Months           Six Months          (date of
                                                             Ended June 30,        Ended June 30,        inception)
                                                           ------------------    -------------------   through June 30,
                                                             1999       1998       1999       1998           1999
                                                           -------    -------    --------   --------   ----------------
 Revenues
     Cooperation and license revenues............          $    --    $ 1,001    $     --   $  1,001       $  26,449
     Product sales...............................              178         66         339         87           3,165
     Other revenues..............................              314        311       2,314      1,543           8,220
                                                          --------    -------    --------   --------       ---------
             Total revenues......................              492      1,378       2,653      2,631          37,834
                                                          --------    -------    --------   --------       ---------
 Cost of revenues
     License fees and royalties..................              (85)      (122)       (172)      (201)         (1,688)
                                                          --------    -------    --------   --------       ---------
 Gross margin....................................              407      1,256       2,481      2,430          36,146
                                                          --------    -------    --------   --------       ---------

 Operating expenses
     Research and development:
     Acquisition of intellectual property rights.               --         --          --       (125)         (4,890)
     Other.......................................           (6,616)    (4,553)    (12,203)    (8,353)        (84,731)
                                                          --------    -------    --------   --------       ---------
                                                            (6,616)    (4,553)    (12,203)    (8,478)        (89,621)
     Marketing and sales.........................             (329)      (354)       (680)      (693)         (7,287)
     Administrative and general expenses.........             (772)      (586)     (1,502)    (1,223)        (14,318)
                                                          --------    -------    --------   --------       ---------
                                                            (7,717)    (5,493)    (14,385)   (10,394)       (111,226)
                                                          --------    -------    --------   --------       ---------

 Loss from operations............................           (7,310)    (4,237)    (11,904)    (7,964)        (75,080)
 Other income / (expense)
     Interest income / (expense).................              (98)      (174)       (364)      (254)           (263)
     Foreign exchange gains / (losses)...........             (621)       424      (1,137)       709            (111)
                                                          --------    -------    --------   --------       ---------
                                                              (719)       250      (1,501)       455            (374)
 Loss before income tax benefit..................           (8,029)    (3,987)    (13,405)    (7,509)        (75,454)
 Income tax benefit..............................               --         --          --         --           7,893
                                                          --------    -------    --------   --------       ---------
 Net loss........................................          $(8,029)   $(3,987)   $(13,405)  $ (7,509)      $ (67,561)
                                                         =========    =======    ========   ========       =========
     Dividends accrued to holders of Preferred
      Stock......................................             (165)        --        (299)        --            (311)
                                                          --------    -------    --------   --------       ---------
 Net loss to holders of Common Stock.............          $(8,194)   $(3,987)   $(13,704)  $ (7,509)      $ (67,872)
                                                          ========    =======    ========   ========       =========

     Net loss per share of Common Stock..........           $(0.43)    $(0.27)     $(0.80)    $(0.53)
                                                          ========    =======    ========   ========

     Shares of Common Stock used in computing....           18,462     14,777      16,816     14,301
      net loss per share

  Net loss.......................................          $(8,029)   $(3,987)   $(13,405)   $(7,509)      $ (67,561)
  Change in cumulative translation adjustment....             (116)       316        (787)      (213)         (2,527)
                                                          --------    -------    --------   --------       ---------
  Comprehensive net loss.........................          $(8,145)   $(3,671)   $(14,192)   $(7,722)      $ (70,088)
                                                          ========    =======    ========   ========       =========

                            See accompanying notes.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                                                                           Period from
                                                                                                          June 18, 1992
                                                                                                            (date of
                                                                                                           inception)
                                                                                   Six Months Ended         through
                                                                                       June 30,             June 30,
                                                                               ------------------------   -------------
                                                                                 1999            1998         1999
                                                                               --------         -------   -------------
Net loss............................................................           $(13,405)        $(7,509)       $(67,561)

Total adjustments to net loss.......................................              5,131           4,421          27,277
                                                                               --------         -------   -------------
Net cash (used in) / provided by operating activities...............             (8,274)         (3,088)        (40,284)
                                                                               --------         -------   -------------
Investing activities
Additions to property plant and equipment...........................               (396)           (602)        (19,716)
Reclassification of cash available as restricted cash...............              1,299              --          (8,813)
Additions to intangible assets......................................                 --              --            (130)
                                                                               --------         -------   -------------
Net cash used in investing activities...............................                903            (602)        (28,659)

Financing activities
Stock issued........................................................              4,198          3 ,980          71,702
Proceeds from long-term borrowings..................................                 --              --          16,287
Proceeds from sale leaseback transactions...........................                 --              --           2,731
Payments for equipment purchases financed by accounts...............                 --              --          (3,706)
 payable
Repayments of long term borrowing and capital lease obligations.....               (360)         (2,607)         (8,177)
                                                                               --------         -------   -------------
Net cash (used in) / provided by financing activities...............              3,838           1,373          78,837
                                                                               --------         -------   -------------
Effect of exchange rates on cash....................................                384            (229)         (2,877)
                                                                               --------         -------   -------------
Net (decrease) / increase in cash and cash equivalents..............             (3,149)         (2,546)          7,017
Cash and cash equivalents beginning of period.......................             10,166          12,428              --
                                                                               --------         -------   -------------
Cash and cash equivalents end of period.............................           $  7,017         $ 9,882        $  7,017
                                                                               ========         =======   =============

                            See accompanying notes.

           Condensed Consolidated Statements of Stockholders' Equity
                      (in thousands, except share amounts)
                                  (unaudited)

                                                                                           Convertible Preferred Stock
                                                                              -----------------------------------------------------
                                                                                    Series A                   Series B
                                                                              --------------------  -------------------------------
                                                                                Shares               Shares               Shares
                                                                              -----------           ---------           -----------
                                                                                issued     Amount    issued    Amount     issued
                                                                              -----------  -------  ---------  ------   -----------
Balance at June 18, 1992
Issuance of convertible preferred stock, net of issuance                        1,557,003    2,368    363,447      589    3,044,846
  costs in 1992, 1993 and 1994...........................................
Issuance of Common stock in 1992 and 1993................................
Issuance of Common stock under stock option plan in 1994 and 1995
Purchase of 28,761 shares of Common stock--  Treasury
  stock in 1994.........................................................
Reissuance of 28,761 shares of Common stock held in treasury in 1995
Common stock issued in initial public offering in 1995, net of issuance costs -- $1,080........................................................
Conversion of preferred stock in 1995...................................      (1,557,003)  (2,368)  (363,447)    (589)  (3,044,846)
Translation adjustment..................................................
Net loss from June 18, 1992 (date of inception) through
December 31, 1995
                                                                              ----------   ------   --------   ------   ----------
Balance at December 31, 1995
Issuance of Common stock under stock option plan........................
Issuance of warrants in connection with acquisition of the
  assets of Panocorp....................................................
Translation adjustment..................................................
Net loss--Year ended December 31, 1996..................................
                                                                              ----------   ------   --------   ------   ----------
Balance at December 31, 1996
Common stock issued in public offering, net of issuance
  costs -- $ 796........................................................

Issuance of Common stock under stock option plan........................
Translation adjustment..................................................
Net loss--Year ended December 31, 1997..................................
                                                                              ----------   ------   --------   ------   ----------
Balance at December 31, 1997
Common stock issued in private placements, net of issuance costs -- $44
Issuance of Series E convertible preferred stock,
  net of issuance costs -- $822.........................................
Issuance of Common stock under stock option plan........................
Translation adjustment..................................................
Net loss--Year ended December 31, 1998
                                                                              ----------   ------   --------   ------   ----------
Balance at December 31, 1998
Common stock issued in private placements (unaudited)...................
Issuance costs and dividends accrued in relation to Series E
 Convertible Preferred stock issued in December 1998 (unaudited)........
   Issuance of common stock in connection with the acquisition of certain assets of Micron Display, net of issuance costs -- $493
    (unaudited).........................................................
   Issuance of warrants in connection with the acquisition of certain assets of Micron Display (unaudited)................................
    Issuance of common stock under stock option plan (unaudited)........
Translation adjustment (unaudited)......................................
Net loss-- Six months ended June 30, 1999 (unaudited)...................
                                                                              ----------   ------   --------   ------   ----------
Balance at June 30, 1999....................................................          --       --         --       --           --
                                                                              ==========   ======   ========   ======   ==========

                                                                                               Convertible Preferred Stock
                                                                                     -----------------------------------------------
                                                                                     Series C            Series D           Series E
                                                                                     ---------  --------------------------- --------
                                                                                                 Shares             Shares
                                                                                                ---------           ------
                                                                                      Amount     issued    Amount   issued  Amount
                                                                                      ------    ---------  ------   ------  ------
Balance at June 18, 1992
Issuance of convertible preferred stock, net of issuance                                8,615    430,208    1,224
  costs in 1992, 1993 and 1994...........................................
Issuance of Common stock in 1992 and 1993................................
Issuance of Common stock under stock option plan in 1994 and 1995
Purchase of 28,761 shares of Common stock--  Treasury
  stock in 1994..........................................................
Reissuance of 28,761 shares of Common stock held in treasury in 1995.....
Common stock issued in initial public offering in 1995, net of issuance costs -- $1,080.........................................................
Conversion of preferred stock in 1995....................................              (8,615)  (430,208)  (1,224)
Translation adjustment...................................................
Net loss from June 18, 1992 (date of inception) through December 31, 1995
                                                                                     --------   --------   ------   -------  ------
Balance at December 31, 1995
Issuance of Common stock under stock option plan.........................
Issuance of warrants in connection with acquisition of the
  assets of Panocorp.....................................................
Translation adjustment...................................................
Net loss--Year ended December 31, 1996...................................
                                                                                     --------   --------   ------   -------  ------
Balance at December 31, 1996
Common stock issued in public offering, net of issuance
  costs -- $ 796.........................................................
Issuance of Common stock under stock option plan.........................
Translation adjustment...................................................
Net loss--Year ended December 31, 1997...................................
                                                                                     --------   --------   ------   -------  ------
Balance at December 31, 1997
Common stock issued in private placements, net of issuance costs -- $44
Issuance of Series E convertible preferred stock, net of issuance
 costs -- $822...........................................................                                           367,269      $4
Issuance of Common stock under stock option plan.........................
Translation adjustment...................................................
Net loss--Year ended December 31, 1998...................................
                                                                                     --------   --------   ------   -------  ------
Balance at December 31, 1998.............................................                                           367,269       4

Common stock issued in private placements (unaudited)

Issuance costs and dividends accrued in relation to Series E
 Convertible Preferred stock issued in December 1998 (unaudited).........
   Issuance of common stock in connection with the acquisition of certain assets of Micron Display, net of issuance costs -- $493
    (unaudited)..........................................................
   Issuance of warrants in connection with the acquisition of certain assets of Micron Display (unaudited).................................
    Issuance of common stock under stock option plan (unaudited).........
Translation adjustment (unaudited).......................................
Net loss-- Six months ended June 30, 1999 (unaudited)....................
                                                                                     --------   --------   ------   -------  ------
Balance at June 30, 1999.................................................                  --         --       --   367,269      $4
                                                                                     ========   ========   ======   =======  ======

                           See acccompanying notes.

           Condensed Consolidated Statements of Stockholders' Equity
                     (in thousands, except share amounts)
                                  (unaudited)

                                                                                          Common Stock
                                                                                  -------------------------------
                                                                                                                    Dividends
                                                                                                                    ---------
                                                                                                                    accrued to
                                                                                                                    ----------
                                                                                                      Additional    holders of
                                                                                                      ----------    ----------
                                                                                                                     Preferred
                                                                                                                     ---------
                                                                                    Shares    Amount    Paid-in        Stock
                                                                                  ----------  ------  -----------  -------------
                                                                                    issued              Capital
                                                                                  ----------          -----------
Balance at June 18, 1992
Issuance of convertible preferred stock, net of issuance
  costs in 1992, 1993 and 1994................................................
Issuance of Common stock in 1992 and 1993.....................................       132,301    $  1     $    96
Issuance of Common stock under stock option plan in 1994 and 1995.............        84,258       1          31
Purchase of 28,761 shares of Common stock--  Treasury
  stock in 1994...............................................................
Reissuance of 28,761 shares of Common stock held in treasury in 1995..........                                 3
Common stock issued in initial public offering in 1995, net of
 issuance costs -- $1,080.....................................................     2,500,000      25      20,973

Conversion of preferred stock in 1995.........................................     5,395,504      54      12,742
Translation adjustment
Net loss from June 18, 1992 (date of inception) through December
 31, 1995.....................................................................                                 3

                                                                                  ----------    ----     -------   -------------
Balance at December 31, 1995..................................................     8,112,063      81      33,844
Issuance of Common stock under stock option plan..............................        29,083       0          11
Issuance of warrants in connection with acquisition of the  assets
 of Panocorp..................................................................                               230

Translation adjustment........................................................
Net loss--Year ended  December 31, 1996.......................................

                                                                                  ----------    ----     -------   -------------
Balance at December 31, 1996..................................................     8,141,146      81      34,085
Common stock issued in public offering, net of issuance   costs --
 $ 796........................................................................     5,570,819      56      22,958

Issuance of Common stock under stock option plan..............................        50,767       1          25
Translation adjustment........................................................
Net loss--Year ended December 31, 1997........................................

                                                                                  ----------    ----     -------   -------------
Balance at December 31, 1997..................................................    13,762,732    $138     $57,067
Common stock issued in private placements, net of issuance   costs
 -- $ 44......................................................................     1,236,222      12       4,493

Issuance of Series E convertible preferred stock,
  net of issuance costs -- $ 822    Issuance of Series E......................                             7,449            (12)
   convertible preferred stock in December, net of issuance costs
   -- $ 822...................................................................
Issuance of Common stock under stock option plan..............................
                                                                                       1,375                   1
Translation adjustment........................................................
Net loss--Year ended December 31, 1998........................................

                                                                                  ----------    ----     -------   -------------
Balance at December 31, 1998..................................................    15,000,329     150      69,011            (12)
Common stock issued in private placements (unaudited).........................       150,000       1         351
Issuance costs and dividends accrued in relation to Series E..................                               (36)          (299)
 Convertible Preferred stock issued in December 1998 (unaudited)
   Issuance of common stock in connection with the acquisition of.............     7,133,562      71      14,152
    certain assets of Micron Display, net of issuance costs -- $493
    (unaudited)...............................................................
   Issuance of warrants in connection with the acquisition of.................                               257
    certain assets of Micron Display (unaudited)..............................
    Issuance of common stock under stock option plan (unaudited)..............        69,027       1          26
Translation adjustment (unaudited)............................................
Net loss--Six months ended June 30, 1999 (unaudited)..........................
                                                                                  ----------    ----     -------   -------------
Balance at June 30, 1999                                                          22,352,918    $223     $83,761           (311)
                                                                                  ==========    ====     =======   =============

                                                                                            Deficit
                                                                                          ------------
                                                                             Cumulative   accumulated
                                                                            ------------  ------------  Treasury
                                                                            translation      during     ---------    Total
                                                                            ------------  ------------    stock    ---------
                                                                             adjustment   development   ---------
                                                                            ------------  ------------
                                                                                             stage
                                                                                          ------------
Balance at June 18, 1992
Issuance of convertible preferred stock, net of issuance                                                           $ 12,796
  costs in 1992, 1993 and 1994
Issuance of Common stock in 1992 and 1993................................                                                97
Issuance of Common stock under stock option plan in 1994 and 1995........                                                32
Purchase of 28,761 shares of Common stock--  Treasury                                                       $(11)       (11)
  stock in 1994..........................................................
Reissuance of 28,761 shares of Common stock held in treasury in 1995.....                                     11         14
Common stock issued in initial public offering in 1995, net of
 issuance costs -- $1,080................................................                                            20,998

Conversion of preferred stock in 1995....................................
Translation adjustment...................................................       $   515                                 515
Net loss from June 18, 1992 (date of inception) through December
 31, 1995................................................................                    $ (9,910)               (9,910)


                                                                                -------      --------   --------   --------
Balance at December 31, 1995.............................................           515        (9,910)               24,530
Issuance of Common stock under stock option plan.........................                                                11
Issuance of warrants in connection with acquisition of the  assets
 of Panocorp.............................................................                                               230

Translation adjustment...................................................          (953)                               (953)
Net loss--Year ended  December 31, 1996..................................                     (11,719)              (11,719)

                                                                                -------      --------   --------   --------
Balance at December 31, 1996.............................................          (438)      (21,629)               12,099
Common stock issued in public offering, net of issuance   costs --
 $ 796...................................................................                                            23,014

Issuance of Common stock under stock option plan.........................                                                25
Translation adjustment...................................................        (1,694)                             (1,694)
Net loss--Year ended December 31, 1997...................................                     (14,664)              (14,664)

                                                                                -------      --------   --------   --------
Balance at December 31, 1997.............................................       $(2,132)     $(36,293)             $ 18,780
Common stock issued in private placements, net of issuance   costs
 -- $ 44.................................................................                                             4,506

Issuance of Series E convertible preferred stock,
  net of issuance costs -- $ 822    Issuance of Series E.................                                             7,440
   convertible preferred stock in December, net of issuance costs
   -- $ 822
Issuance of Common stock under stock option plan
                                                                                                                          1
Translation adjustment...................................................           392                                 392
Net loss--Year ended December 31, 1998...................................
                                                                                              (17,863)              (17,863)

                                                                                -------      --------   --------   --------
Balance at December 31, 1998.............................................        (1,740)      (54,156)               13,257
Common stock issued in private placements (unaudited)....................                                               352
Issuance costs and dividends accrued in relation to Series E.............                                              (335)
 Convertible Preferred stock issued in December 1998 (unaudited).........
   Issuance of common stock in connection with the acquisition of........                                            14,223
    certain assets of Micron Display, net of issuance costs -- $493
    (unaudited)..........................................................
   Issuance of warrants in connection with the acquisition of............                                               257
    certain assets of Micron Display (unaudited)
    Issuance of common stock under stock option plan (unaudited).........                                                27
Translation adjustment (unaudited).......................................          (787)                               (787)
Net loss--Six months ended June 30, 1999 (unaudited).....................                     (13,405)              (13,405)
                                                                                -------      --------   --------   --------
Balance at June 30, 1999.................................................       $(2,527)     $(67,561)        --   $ 13,589
                                                                                =======      ========   ========   ========

                            See accompanying notes.

             Notes to Condensed Consolidated Financial Statements
                (all amounts in thousands except share amounts)
                                  (unaudited)

Note A - Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the three-month and six-month periods ending June 30,1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 (the "1998 Financial Statements"), included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Note B - Inventories

Inventory consists of raw material and spare parts.

Note C - Restricted Cash

In August 1997, the Company provided Unipac Optoelectronics Corp. ("Unipac"), its Asian manufacturing partner, with a written bank guaranty in an amount of $10,000 pursuant to the display foundry agreement (the "Foundry Agreement") signed in May 1997 between the Company and Unipac in order to implement volume production of Field Emission Displays ("FEDs") at Unipac's manufacturing line. The Company granted the issuing banks a security interest in its cash and cash equivalents for the same amount. The pledged cash and cash equivalents have been recorded as short-term and long-term restricted cash in the balance sheet. Under certain conditions of the Foundry Agreement, Unipac can sell certain equipment to the Company. The payment for such equipment will be secured by Unipac through the exercise of the bank guaranty. Both the amount of the guaranty to Unipac and the amount of the security interest to the banks is expected to decrease to match the net amount of equipment leased by Unipac to the Company. These amounts started to decrease during the three month period ended June 30, 1999.

Note D - Property, Plant and Equipment

Pursuant to the Foundry Agreement, volume FED production equipment was installed at Unipac's facility. That equipment was purchased and funded by Unipac, and a portion of it is leased to PixTech, which amounted to $11,554 as at June 30, 1999. According to Financial Accounting Standard 13, "Accounting for leases", PixTech's share of equipment was recorded as assets under the caption "Property, Plant and Equipment", in the net amount of $9,767. Depreciation of $475 was recorded during the three-month period ended June 30, 1999. As of June 30, 1999, the related capital lease obligation amounted to $10,286, of which $1,950 were recorded as current portion.

In connection with the Micron Transaction (See "Note E -- Micron Transaction"), production equipment located in Boise, Idaho, was acquired by the Company in May 1999. This acquisition was recorded in the amount of $13,316. The estimated fair value of net assets acquired in the Micron Transaction was approximately $9,157 in excess of the cost of net assets acquired. The estimated fair value of property, plant and equipment of $22,473 was proportionally reduced to the extent that the fair value of net assets acquired exceeded cost, resulting in property plant and equipment of $13,316 (See "Note E -- Micron Transaction").

              Notes to Condensed Consolidated Financial Statements
                (all amounts in thousands except share amounts)
                                  (unaudited)

Note E - Micron Transaction

On March 19, 1999, the Company entered into a definitive agreement to purchase certain assets of Micron Technology, Inc. relating to field emission displays including equipment and other tangible assets, certain contract rights and cash (the "Micron Transaction"). The Micron Transaction was closed on May 19, 1999 between the Company and Micron and was accounted for as an acquisition of assets. The accompanying financial statements reflect the acquisition of assets for a cost of $17,932 and the assumption of certain liabilities in the amount of $2,958, in consideration of the issuance of 7,133,562 shares of the Company's Common Stock and a warrant to purchase 310,000 shares of the Company's Common Stock. (See "Note F -- Stockholders' Equity"). The estimated fair value of net assets acquired in the Micron Transaction was approximately $9,157 in excess of the cost of net assets acquired. Consequently, the estimated fair value of property, plant and equipment of $22,473 was proportionally reduced to the extent that the fair value of net assets acquired exceeded cost resulting in property plant and equipment of $13,316 In addition, the Company received cash in the amount of $4,350. Therefore, of the assets acquired for $17,932, $13,316 was reflected under the caption "Property, Plant and Equipment", and $4,350 under the caption "Cash available".

Note F - Stockholders' equity

Common Stock : In consideration of the Micron Transaction, the Company issued 7,133,562 shares of the Company's Common Stock, representing a total amount of $14,717, and a warrant to purchase 310,000 shares of the Company's Common Stock at an exercise price of approximately $2.25 per share. The fair value of the 310,000 warrants was computed using the Black-Scholes model and was estimated at $257.

Convertible preferred stock : The holders of Series E Preferred Stock issued in December 1998 are entitled to receive cumulative dividends. During the six-month period ended June 30, 1999, dividends of $299 were accrued and recorded against Stockholders' Equity. As at June 30, 1999, the cumulative dividend recorded against Stockholders' Equity amounted to $311.

As at June 30, 1999 , there were 367,269 shares of Series E Preferred Stock outstanding. These shares of Series E Preferred Stock were convertible into shares of Common Stock. As at June 30, 1999, the Series E Stock, including accrued dividends, would have been convertible into 5,820,779 shares of Common Stock using a conversion price of $1.48, equal to the average closing price of the Company's Common Stock over the 10 trading days ending June 29, 1999. Consequently, there were 28,173,697 shares of Common Stock or equivalent to shares of Common Stock outstanding as at June 30, 1999.

In July 1999, 70,000 shares of Series E Preferred Stock were converted into shares of Common Stock at an average conversion price of $1.47, resulting in the issuance of1,114,220 shares of the Company's Common Stock. As at July 31, 1999, there were 297,269 shares of Series E Preferred Stock outstanding. These Series E Preferred Shares would have been convertible into 3,866,213 shares of the Company's Common Stock using a conversion price of $1.81, equal to the average closing price of the Company's Common Stock over the 10 trading days ending July 30, 1999. Consequently, there were 27,333,351 shares of Common Stock or equivalent to shares of Common Stock outstanding as at July 31, 1999.

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

Note H -  Financial position

During the six months ended June 30, 1999, the Company has continued to experience losses and has used cash in operating activities, which has adversely affected the Company's liquidity. At June 30,1999, the Company had net working deficit of $4,550 and a deficit accumulated during the development stage of $67,561. The Company intends to improve its liquidity and financial position through capital increases expected to take place in 1999. There can be no assurance that additional funds will be available through capital increases when needed or on terms acceptable to the Company.

Note I -  Subsequent event

In July 1999, 70,000 shares of Series E Preferred Stock were converted into shares of Common Stock at an average conversion price of $1.47, resulting in the issuance of1,114,220 shares of the Company's Common Stock (See "Note F -- Stockholders' Equity").

On August 9, 1999, the Company entered into a private equity line agreement with Kingsbridge Capital Ltd (the "Kingsbridge Agreement"). Under the terms of the equity line, PixTech has the irrevocable right, subject to certain conditions, to draw up to $15 million cash in exchange for PixTech's common stock, in increments over a two-year period. Such conditions include limitations depending on the volume and the market price of PixTech's common stock. The Company may begin to make draws under the facility upon registration of the shares for resale with the Securities and Exchange Commission. Shares will be issued at a 10% discount to the market price at the time of any draw, if the market is at or above $3.00, or at a 12% discount if the stock price is below $3.00.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

Product sales. The Company recognized product sales of $339,000 in the six-month period ended June 30, 1999, as compared to $87,000 in the six-month period ended June 30, 1998. In the six-month periods ended June 30, 1998 and 1999, product revenues primarily comprised shipments of displays sold at volume prices to Zoll Medical, thus reflecting a significant increase in the number of displays shipped. Since 1998, the Company has begun shipping its FED displays manufactured by its contract manufacturer, Unipac, to its customers in limited quantities. During the three-month period ended June 30, 1999, unit shipments from Taiwan represented 21% of total shipments. The Company expects an increase of product shipments from Taiwan in the second half of 1999.

Other revenues. Other revenues consist of funding under various public development contracts and other miscellaneous revenues. The Company recognized other revenues of $2.3 million in the six-month period ended June 30, 1999, as compared to $1.5 million in the six-month period ended June 30, 1998. Of these revenues, in the six-month period ended June 30, 1999, $1.3 million were related to an incentive from French local authorities awarded in 1994 to the Company to establish its pilot plant in Montpellier, France, and $961,000 were related to a development contract from European Union signed in 1997, for which recognition as revenue of the related contribution, collected mainly in 1997 and in 1998, had been deferred until all conditions stipulated in the agreement were met. In the six-month period ended June 30, 1998, other revenues included $1.2 million related to a development contract granted in December 1994 from the French Ministry of Industry to support manufacturing of FEDs.

Other Research and Development Expenses. The Company expensed $6.6 million for research and development costs during the three-month period ended June 30, 1999, an increase of 45% over the $4.6 million incurred in the three-month period ended June 30, 1998. These expenses include salaries and associated expenses for in-house research and development activities conducted both in its pilot plant and its research and development facility in Boise, Idaho, the cost of staffing and operating the Company's pilot manufacturing facility and the cost of supporting the transfer and adaptation of the Company's FED technology to Unipac, as well as obligations to CEA under the LETI Research Agreement, and miscellaneous contract consulting fees. This increase primarily reflected the costs associated with the research and development activities conducted in Boise following the Micron Transaction and the cost of supporting the transfer of FED manufacturing processes to Unipac. As part of the acquisition of Micron Display`s assets in May 1999, the Company hired 44 employees to work on the production equipment acquired in the Boise facility, thus reinforcing its FED technology development efforts. In addition, the development team located in Santa Clara was moved to Boise with an aim to focus its efforts on the expansion of the large display effort. Research and development expenses amounted to $12.2 million for the six-month period ended June 30, 1999, as compared to $8.5 million for the six month period ended June 30, 1998.

Sales and Marketing Expenses. The Company expensed $329,000 for sales and marketing during the three-month period ended June 30, 1999, as compared to $354,000 during the three-month period ended June 30, 1998, reflecting a one-time decrease in staff expenses. The Company believes sales and marketing expenses may increase in the future, reflecting the expansion of the Company's sales and marketing organization both in the United States and in Europe, in order to achieve a successful commercialization phase for the Company's products. Sales and marketing expenses amounted to $680,000 for the six-month period ended June 30, 1999, as compared to $693,000 for the six month period ended June 30, 1998.

General and Administrative Expenses. General and administrative expenses amounted to $772,000 in the three-month period ended June 30, 1999, an increase of 32% over general and administrative expenses incurred in the three-month period ended June 30, 1998, which amounted to $586,000, reflecting an increase in consulting expenses. General and administrative expenses amounted to $1.5 million for the six-month period ended June 30, 1999, as compared to $1.2 million for the six month period ended June 30, 1998.

Interest Income (Expense), Net. Interest income is comprised of interest on available and restricted cash. Interest expense is comprised of interest payable on long-term obligations. Net interest expense was $98,000 in the three-month period ended June 30, 1999, as compared to $174,000 in the three-month period ended June 30, 1998, reflecting the increase in cash balances and the decrease in long-term liabilities. Net interest expense amounted to $364,000 in the six-month period ended June 30, 1999, as compared to $254,000 in the six-month period ended June 30, 1998.

Currency Fluctuations. Although a significant portion of the Company's revenues are denominated in U.S. dollars, a substantial portion of the Company's operating expenses are denominated in Euros. Gains and losses on the conversion to U.S. dollars of assets and liabilities denominated in Euros may contribute to fluctuations in the Company's results of operations, which are reported in U.S. dollars. Most of the Company's capital lease obligation is expressed in Taiwanese dollars. In the past, fluctuations of the parity of the Taiwanese dollar versus the Euro caused significant foreign exchange gains or losses and may continue to do so in the future. The Company recorded net foreign exchange loss of $1.1 million in the six-month period ended June 30,1999, while the Company recorded net foreign exchange gain of $709,000 in the six-month period ended June 30,1998. The Company cannot predict the effect of exchange rate fluctuations on future operating results. To date, the Company has not undertaken hedging transactions to cover its currency exposure, but it may do so in the future.


Liquidity and Capital Resources.

Cash used in operations was $8.3 million for the six-month period ended June 30,1999, as compared to cash used in operations of $3.1 million for the six-month period ended June 30, 1998. This increase corresponds to the following factors : (i) absence of significant cash receipts from revenues in the six-month period ended June 30,1999, and (ii) increase in operating expenses associated with Taiwan start-up costs and with the funding of the operations in Boise.

The Company has used $40.3 million in cash to fund its operating activities from inception through June 30,1999 and has incurred $28.7 million in capital expenditures and investments.

Capital expenditures were $396,000 during the six-month period ended June 30,1999 as compared to $602,000 during the same period of 1998. These capital expenditures exclude the assets acquired pursuant to the Micron Transaction as those assets were acquired in consideration for Common Stock issuance. They also exclude assets acquired under capital lease obligations. During the six-month period ended June 30,1999, capital expenditures remained focused on limited capacity expansion in the pilot manufacturing facility. Implementing volume production at Unipac's manufacturing plant required significant capital expenditures. Pursuant to the Foundry Agreement, Unipac funded a $14.9 million capital expenditure for equipment. A portion of that equipment is leased to PixTech and amounted to $11.6 million as of June 30, 1999. The Company expects that additional capital expenditures will be required in 1999 to increase capacity at Unipac and to complete implementation of manufacturing processes, both for monochrome and for color products.

As at June 30, 1999, restricted cash amounted to $8.8 million and was related to the security interest granted in 1997 by the Company to Unipac, pursuant to the Foundry Agreement, in relation to the purchase and funding by Unipac of volume FEDs production equipment. During the six-month period ended June 30, 1999, the written bank guaranty provided by the Company to Unipac decreased to match the net amount of equipment leased by Unipac to the Company. The decrease of this bank guaranty corresponded to a simultaneous similar decrease of the amount of the security interest to the banks, thus resulting in an $1.3 million increase of the cash available to fund the Company's activities. Both the amount of this written bank guaranty and the correspondent security interest to the banks are expected to continue decreasing in the future.

Cash flows generated from financing activities were $3.8 million in the six-month period ended June 30,1999, as compared to $1.4 million in the six-month period ended June 30,1998. This net cash flow consisted of sales of shares of Common Stock, resulting in net proceeds to the Company of $4.2 million, while long term liabilities decreased by $360,000. In consideration of the 7,133,562 shares of Common Stock and 310,000 warrants issued pursuant to the Micron Transaction, the Company was granted certain assets, assumed certain liabilities, and received $4.3 million in cash. Cash flows generated from financing activities in the six-month period ended June 30,1999 excluded non-cash transactions related to the acquisition of these assets and the assumption of these liabilities, and resulted in net proceeds to the Company of $3.8 million (net of issuance costs). In addition, cash flows generated from financing activities included the sales of shares of Common Stock in a private placement in January 1999, resulting in net proceeds to the Company of $352,000. Long term liabilities increased by $2.0 million in the six-month period ended June 30,1999, representing two zero-interest loans granted to the Company by French local authorities, while the repayments amounted to $2.4 million, resulting in a net decrease of $360,000. Of the repayments occurring in the six-month period ended June 30,1999, $1.3 million was related to the first repayment of the $5.0 million note granted to the Company in 1997 by Sumitomo Corporation.

Since its inception, the Company has funded its operations and capital expenditures primarily from the proceeds of equity financing aggregating $71.7 million and from proceeds aggregating $19.0 million from borrowings and sale-leaseback transactions.

In 1997 and January 1999, the Company entered into two R&D agreements with French authorities. Under these agreements, the Company expects to benefit from zero-interest loans totaling approximately $3.0 million, of which $2.0 million were received during the three-month period ended June 30, 1999, and $800,000 are expected to be received in the second half of 1999.

In November 1998, the Company entered into an R&D agreement with French authorities. Under this agreement, the Company expects to benefit from a grant totaling approximately $880,000, of which $230,000 is expected to be collected in the second half of 1999.

In February 1997, the Company entered into an R&D agreement with the European Union and other European industrial companies. The contribution of the European Union to the costs incurred by the Company amounts to $961,000 over the period, of which $736,000 were collected in 1997 and 1998 and recognized as income in the three-month period ended June 30, 1999, as all conditions stipulated in the agreement were met. During the three month period ended June 30, 1999, the Company recognized as income an amount of $225,000 representing the remaining revenue from this contract, of which $140,000 was collected and $85,000 is expected up to the end of 1999.

The Company recognized French income tax benefits of $7.9 million since inception. These income tax benefits represent tax credits for research and development activities conducted in France, which are paid in cash to the Company if it is not able to credit them against future income tax liabilities within three fiscal years. In 1998, the Company collected $2.8 million, representing R&D tax credits recorded in 1993 and 1994. In April 1999, the Company collected $3.0 million from R&D tax credit recorded in 1995.

On August 9, 1999, the Company entered into a private equity line agreement with Kingsbridge Capital Ltd (the "Kingsbridge Agreement"). Under the terms of the equity line, PixTech has the irrevocable right, subject to certain conditions, to draw up to $15 million cash in exchange for PixTech's common stock, in increments over a two-year period. Such conditions include limitations depending on the volume and the market price of PixTech's common stock. The Company may begin to make draws under the facility upon registration of the shares for resale with the Securities and Exchange Commission. Shares will be issued at a 10% discount to the market price at the time of any draw, if the market is at or above $3.00, or at a 12% discount if the stock price is below $3.00.

On August 5, 1999, the Company was awarded a development contract by DARPA (Defense Advanced Research Projects Agency). Under the terms of the contract, the Company will receive approximately $4.7 million to develop a color FED.

Cash available at June 30, 1999 amounted to $7.0 million as compared to $10.2 million at December 31, 1998. The Company expects that cash available at June 30,1999 together with the anticipated proceeds from the various grants and loans described above and from R&D tax credits, will be sufficient to meet its cash requirements, including repayment of the current portion of its long term obligations in the amount of $7.2 million at June 30, 1999, until at least September 30, 1999. The Company intends to improve its liquidity and financial position through capital increases expected to take place in the second half of 1999.

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

Year 2000 Disclosure

There is a significant uncertainty regarding the effect of the Year 2000 issue because computer systems that do not properly recognize date sensitive information when the year changes to 2000 could generate erroneous data or altogether fail. The Company has conducted a comprehensive review of its computer systems and manufacturing equipment to identify applications that could be affected by the inability of certain computer systems to format and manipulate data containing dates including the year 2000 and subsequent years. Although management does not expect that costs associated with modifying existing computer systems and manufacturing equipment will have a significant impact on its financial position or result of operations, there can be no assurance that such modifications will be successfully implemented or that these costs will not be significant. In addition, the Company depends on a limited group of suppliers. There can be no assurance that those suppliers will not be significantly impacted by the "Year 2000" issue. If those suppliers are significantly impacted by the "Year 2000" issue, such suppliers may not be able to continue their supply of parts to the Company without interruption. The Company is in the process of identifying third party vendors that are non-Year 2000 compliant and of assessing the following consequences. In particular, the Company requested Unipac, its Taiwanese manufacturing partner, to assess whether its computer systems and manufacturing equipment could be affected by the "Year 2000" issue and, if so, to present a contingency plan. To implement its large volume manufacturing strategy, the Company is dependent on Unipac's ability to be successful in addressing the "Year 2000" issue. The Company's continued use of a vendor which is not Year 2000 compliant or the failure of the Company's own computer systems or manufacturing equipment to be fully Year 2000 compliant could materially adversely affect the Company's business, financial position and results of operations.


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

The Company May Not Have Operating Income or Net Income in the Future and It May Have Problems Raising the Money It Needs in the Future At June 30, 1999, the Company had net working deficit of $4,550 and a deficit accumulated during the development stage of $67,561. These conditions raise substantial doubt about its ability to continue as a going concern. In the future, the Company expects that it will need to obtain money from sources outside the Company, as it has done in the past. There is no guarantee that any of the outside sources will provide the Company with the money when needed. In addition, even if the Company is able to find outside sources which will provide it with the money when needed, in order to raise this money the Company may be required to issue securities with better rights than the rights of its common stock or it may be required to take other actions which lessen the value of its current common stock, including borrowing money on terms that are not favorable to it.

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

The Company Needs to Further Enhance its Display Performance. The Company may never improve the performance characteristics of its color FEDs to a level that is commercially acceptable or may fail to do so on a timely basis, either of which could adversely affect its business. Key elements of display performance are brightness, power efficiency and stability over time (life time and reliability). The Company is seeking to balance brightness with power efficiency to produce bright and low power-consumption displays. Display reliability depends heavily on the manufacturing process used in assembling the displays as well as the characteristics of the phosphors used in the display. In order to produce color displays that will provide the product life and other characteristics necessary for most applications, the Company needs to make further advances in its manufacturing processes.

The Company faces Intense Competition and Needs to Compete with Current and Future Competing Technologies. The Company's competitors may succeed in developing products that outperform its displays or that are more cost effective. If its competitors develop products that offer significant advantages over its products and if the Company is unable to improve its technology, or develop or acquire alternative technology that is more competitive, it would be adversely affected. The market for "flat panel display," or "FPD", products is currently dominated by products utilizing "liquid crystal display," or "LCD", technology. Certain LCD manufacturers have substantially greater name recognition and financial, technological, marketing and other resources than the Company. Furthermore, LCD manufacturers have made, and continue to make, substantial investments in improving LCD technology and manufacturing processes and in the construction of manufacturing facilities for displays. The Company believes that, over time, this will have the effect of reducing average selling prices of FPDs. In addition, recently there have been substantial increases in the worldwide manufacturing capacity of FPDs, and new competitors have entered the FPD market. Such changes may cause over-supply conditions leading to dramatic reductions in the price of FPDs. In order to effectively compete, the Company could be required to increase the performance of its products or reduce prices. In the event of price reductions, the Company will not be able to maintain gross margins unless it reduces its cost of sales.

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

The Company has received correspondence from Futaba Corporation and its legal counsel beginning in February 1998 alleging the following: (i) the Company is infringing one or more patents owned by Futaba relating to the construction and manufacture of its displays that are not expressly included under the license agreement between the Company and Futaba; (ii) its use of terms such as "alliance" and "partners" in describing the nature of its contractual relationships with Motorola, Raytheon and Futaba in reports filed with the SEC is misleading; and (iii) certain provisions in the Foundry Agreement with Unipac constitute an impermissible sublicense of Futaba technology. The Company does not believe such claims have any merit and has denied each of the allegations in correspondences with Futaba and its counsel. Futaba has also claimed that the Company improperly supplied certain Futaba proprietary information to Unipac, and that Unipac has, in turn, disclosed such information to a third party vendor. If Futaba prevails on any of these claims, the Company may be required, among other adverse consequences, to modify the construction and manufacture of its displays and may, as a result, be materially adversely affected.

Currency Fluctuations May Cause Gains or Losses. A large percentage of the Company's net assets and costs are expressed in Euros. Fluctuations of the value of the U.S. dollar versus the Euro may cause significant foreign exchange gains or losses. Most of the Company's capital lease obligation is expressed in Taiwanese dollars. Fluctuations of the value of the Taiwanese dollar versus the Euro or the US dollar may cause significant foreign exchange gains or losses.

Holders of Common Stock May face Significant Dilution from the Conversion of Series E Preferred Shares. In December 1998, the Company issued 367,269 shares of Series E Preferred Stock (the "Series E Stock"), at a price of $22.5313 per share, to certain institutional investors. The Series E Stock is convertible into Common Stock at a rate equal to the lesser of (a) $2.25313, and (b) the average closing price Common Stock over the ten trading day ending period ending on the day immediately preceding the day upon conversion. In July 1999, 70,000 shares of Series E Preferred Stock were converted into shares of Common Stock, resulting in the issuance of1,114,220 shares of the Company's Common Stock. As at July 31, 1999, there were 297,269 shares of Series E Preferred Stock outstanding., likely to be converted into 3,866,213 shares of the Company's Common Stock. Should the Company's stock price fall below its current level, conversion of Series E stock may result into the issuance of a significant additional number of shares of Common Stock, and may cause significant dilution to current holders of Common Stock.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk exposure inherent to the Company's international operations creates potential for losses arising from adverse changes in foreign currency exchange rates. The Company is exposed to such foreign currency exchange rate risk in two main areas: (i) a substantial portion of the Company's operating expenses are and are expected to be denominated in Euros, (ii) most of the Company's capital lease obligation is expressed in Taiwanese dollars. Fluctuations of the parity of the Taiwanese dollar versus the Euro or the US dollar may cause significant foreign exchange gains or losses. In addition, gains and losses arising from the conversion to U.S. dollars of assets and liabilities denominated in Euros or in Taiwanese dollars may contribute to fluctuations in the Company's results of operations, which are reported in U.S. dollars. To date, the Company has not undertaken hedging transactions to cover its currency exposure.

                                 PIXTECH, INC.

                                 June 30, 1999

PART II      Other Information
             ITEM 1     Legal Proceedings:
                        Not applicable.

             ITEM 2     Changes in Securities:

                        (a) Not applicable
                        (b) Not applicable
                        (c) In January 1999, the Company sold 150,000 shares of the Company's Common Stock in a private placement at a price of $2.35 per share, resulting in net proceeds of $352,000.
                           In May 1999, the Company issued 7,133,562 shares of
                        Common Stock and a warrant to purchase 310,000 shares of the Company's Common Stock to Micron Technology, Inc. In a private placement, in consideration of the acquisition of assets from Micron Technology, Inc. for $17.9 million, including cash for $4.4 million and the assumption of certain liabilities in the amount of $2.9 million. The warrant may be exercised until May 19, 2001, and has an exercise price of $2.25313 per share .
                           In July 1999, 70,000 shares of Series E Preferred
                        Stock were converted into shares of Common Stock, resulting in the issuance of1,114,220 shares of the Company's Common Stock. As at July 31, 1999, there were 297,269 shares of Series E Preferred Stock outstanding.

             ITEM 3     Defaults upon Senior Securities:
                        Not applicable.

             ITEM 4     Submission of matters to a Vote of Security Holders:

                        At the Annual Meeting of Stockholders held on May 12, 1999, the Company's Stockholders voted :

                                                              TOTAL VOTE   TOTAL VOTE   TOTAL VOTE))
                                                              ((FOR))      ((AGAINST))  ABSTAINING))
                        1. to elect Mr. Dieter Mezger to       11,818,077       17,290              --
                        the Board of Directors for a
                        three-year term :
                        The terms in office of
                        Messrs. Jean-Luc Grand-Clement,
                        William C. Schmidt and
                        John A. Hawkins continued after
                        the meeting.
                        2. to amend the Restated               10,962,896      833,501          38,970
                        Certificate of Incorporation of the
                        Company to increase the authorized
                        shares of capital stock of the
                        Company from 31,000,000 shares to
                        61,000,000 shares.:
                        3. To amend the Company's 1993         10,941,621      853,201          40,545
                        Stock Option Plan to increase the
                        number of shares available under
                        such Plan from 2,656,372 shares to
                        5,156,372 shares.
                        4. To consider and vote on a           10,981,676      814,651          39,040
                        proposal to issue shares of the
                        Company's Common Stock in
                        connection with the purchase of
                        certain assets of Micron
                        Technology, Inc relating to field
                        emission displays including certain
                        equipment and other tangible
                        assets, certain contract rights and
                        cash.

           ITEM 5       Other Information:

                        None.

           ITEM 6       Exhibits and reports on Form 8-K:

                        (a)  Exhibits:

                        2.3 Amendment No. 2 to Acquisition Agreement, dated as of May 17, 1999, between the Registrant and Micron Technology, Inc.

                        10.44 Lease Agreement, dated as of May 19, 1999, between the Registrant and Micron Technology, Inc

                        10.45/++ Employment Agreement of James J. Cathey dated May 20, 1999

                        27. Financial Data Schedule

                        (b)   Reports on Form 8-K :

                        A report on Form 8-K has been filed during the second quarter of 1999, on May 27, 1999, reporting under Item 2 the closing by the Registrant of an Acquisition Agreement with Micron Technology, Inc. This report was amended on August 9, 1999 to include unaudited pro forma consolidated financial statements under Item 7(b).

                        ++ Confidential treatment has been requested for certain portions of these Exhibits pursuant to rule 24b-2 of the Securities Exchange Act of 1934, as amended .

                                 PIXTECH, INC.

                                 June 30, 1999


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        PIXTECH, INC.

Date: August 11, 1999                   BY: /s/ Yves Morel
                                           ---------------
                                        Yves Morel
                                        Vice President, Chief Financial Officer

Date: August 11, 1999                   BY: /s/ Cathie Tomao
                                           -----------------
                                        Cathie Tomao
                                        Chief Accounting Officer

                                 PIXTECH, INC.

                                 June 30, 1999


                                 EXHIBIT INDEX


Exhibit No.
-----------
2.3 Amendment No. 2 to Acquisition Agreement, dated as of May 17, 1999, between the Registrant and Micron Technology, Inc.

10.44 Lease Agreement, dated as of May 19, 1999, between the Registrant and Micron Technology, Inc

10.45/++          Employment Agreement of James J. Cathey dated May 20, 1 999

27                Financial Data Schedule

++ Confidential treatment has been requested for certain portions of these Exhibits pursuant to rule 24b-2 of the Securities Exchange Act of 1934, as amended.