Form 10-Q/A
period 1999-06-30
PIXTECH INC /DE/
filed 1999-08-24
CIK 946144

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

This 10-Q/A is being filed solely for the purpose of amending Item 6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

          ITEM 6    Exhibits and reports on Form 8-K:

                    (a)  Exhibits:

                    2.3 Amendment No. 2 to Acquisition Agreement, dated as of May 17, 1999, between the Registrant and Micron Technology, Inc. Filed as Exhibit 2.3 to the Registrant's quarterly report on Form 10-Q for the period ending June 30, 1999 and incorporated herein by reference.

                    3.4 Certificate of Amendment of Restated Certificate of Incorporation.

                    4.6 Warrant to purchase 310,000 shares of Common Stock of the Registrant issued to Micron Technology, Inc. ("Micron"). Filed as Exhibit 3 to Micron's Schedule 13D filed with the Commission on May 28, 1999 and incorporated herein by reference.

                   10.44 Lease Agreement, dated as of May 19, 1999, between the
                         Registrant and Micron Technology, Inc. Filed as Exhibit
                         10.44 to the Registrant's quarterly report on Form 10-Q for the period ending June 30, 1999 and incorporated herein by reference.

                   10.45 Employment Agreement of James J. Cathey dated May 20,
                         1999. Filed as Exhibit 10.45 to the Registrant's quarterly report on Form 10-Q for the period ending June 30, 1999 and incorporated herein by reference.

                   10.46++ Patent Cross License Agreement dated May 19, 1999
                         between the Registrant and Micron Technology, Inc.

                   10.47 Investor Rights Agreement dated as of May 19, 1999
                         between the Registrant and Micron Technology, Inc. Filed as Exhibit 2 to Micron's Schedule 13D filed with the Commission on May 28, 1999 and incorporated herein by reference.

                   27. Financial Data Schedule. Filed as Exhibit 27 to the Registrant's quarterly report on Form 10-Q for the period ending June 30, 1999 and incorporated herein by reference.

                    (b)  Reports on Form 8-K:

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




                                        PIXTECH, INC.

Date: August 24, 1999                   BY: /s/ Dieter Mezger
                                           ------------------
                                        Dieter Mezger
                                        President, Chief Executive Officer

                                 PIXTECH, INC.

                                 June 30, 1999


                                 EXHIBIT INDEX


                    (a)  Exhibits:

                    2.3 Amendment No. 2 to Acquisition Agreement, dated as of May 17, 1999, between the Registrant and Micron Technology, Inc. Filed as Exhibit 2.3 to the Registrant's quarterly report on Form 10-Q for the period ending June 30, 1999 and incorporated herein by reference.

                    3.4 Certificate of Amendment of Restated Certificate of Incorporation.

                    4.6 Warrant to purchase 310,000 shares of Common Stock of the Registrant issued to Micron Technology, Inc. ("Micron"). Filed as Exhibit 3 to Micron's Schedule 13D filed with the Commission on May 28, 1999 and incorporated herein by reference.

                   10.44 Lease Agreement, dated as of May 19, 1999, between the
                         Registrant and Micron Technology, Inc. Filed as Exhibit
                         10.44 to the Registrant's quarterly report on Form 10-Q for the period ending June 30, 1999 and incorporated herein by reference.

                   10.45 Employment Agreement of James J. Cathey dated May 20,
                         1999. Filed as Exhibit 10.45 to the Registrant's quarterly report on Form 10-Q for the period ending June 30, 1999 and incorporated herein by reference.

                   10.46++ Patent Cross License Agreement dated May 19, 1999
                         between the Registrant and Micron Technology, Inc.

                   10.47 Investor Rights Agreement dated as of May 19, 1999
                         between the Registrant and Micron Technology, Inc. Filed as Exhibit 2 to Micron's Schedule 13D filed with the Commission on May 28, 1999 and incorporated herein by reference.

                   27. Financial Data Schedule. Filed as Exhibit 27 to the Registrant's quarterly report on Form 10-Q for the period ending June 30, 1999 and incorporated herein by reference.

                    (b)  Reports on Form 8-K:

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