Form 10-Q
period 1999-09-30
PIXTECH INC /DE/
filed 1999-11-10
CIK 946144

FORM 10-Q
                                    ---------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                For the quarterly period ended September 30, 1999
                                               ------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the transition period from ______ to ______
                         Commission file number 0-26380
                 -----------------------------------------------


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

Avenue Olivier Perroy, 13790 Rousset, France
--------------------------------------------------------------------------------
(Address of principal executiv  offices)             (Zip code)

                              011-33-4-42-29-10-00
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes  X   No  _
                                              -

The number of shares outstanding of each of the issuer's classes of common stock as of

               Class                    Outstanding at November 5, 1999
               -----                    -------------------------------
     Common Stock, $.01 par value                36,044,284

                                         PIXTECH, INC.
                                         -------------

                                       TABLE OF CONTENTS
                                       -----------------

                                                                                 PAGE NO.
PART I   FINANCIAL INFORMATION

         ITEM 1  Financial Statements

                 Condensed Consolidated Balance Sheets as of September 30, 1999
                 and December 31, 1998                                                 3

                 Condensed Consolidated Statements of Comprehensive Operations
                 for the Three Months and Nine Months Ended September 30, 1999
                 and 1998, and the period from June 18, 1992 through
                 September 30, 1999                                                    4

                 Condensed Consolidated Statements of Cash Flows for the Nine
                 Months ended September 30, 1999 and 1998, and the period
                 from June 18, 1992 through September 30, 1999                         5

                 Condensed Consolidated Statement of Stockholders' Equity          6 - 7

                 Notes to Financial Statements                                    8 - 12

         ITEM 2  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                       13 - 16

         ITEM 3  Quantitative and Qualitative Disclosures About Market Risk           17

PART II  OTHER INFORMATION

         ITEM 1  Legal Proceedings                                                    18

         ITEM 2  Changes in Securities                                                18

         ITEM 3  Default upon Senior Securities                                       18

         ITEM 4  Submission of matters to a Vote of Security Holders                  18

         ITEM 5  Other Information                                                    18

         ITEM 6  Exhibits and Reports on Form 8-K                                     19

Signature                                                                             20
Exhibit Index                                                                         21

                                                  PIXTECH, INC.
                                          (A DEVELOPMENT STAGE COMPANY)

                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                                       1999             1998
                                                                                  ---------------  --------------
                                                                                    (UNAUDITED)
                                         ASSETS
Current assets :
  Cash and cash equivalents available. . . . . . . . . . . . . . . . . . . . . .  $        2,395   $      10,166
  Restricted cash - short term . . . . . . . . . . . . . . . . . . . . . . . . .           2,560           1,685
  Accounts receivable:
    Trade. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             147             456
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             836             161
    Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,460             980
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             919           1,354
                                                                                  ---------------  --------------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .           8,317          14,802
Restricted cash - long term. . . . . . . . . . . . . . . . . . . . . . . . . . .           6,105           8,427
Property, plant and equipment, net . . . . . . . . . . . . . . . . . . . . . . .          27,033          18,826
Goodwill, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              96             150
Deferred tax assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,329           4,643
Other assets - long term . . . . . . . . . . . . . . . . . . . . . . . . . . . .             305             546
                                                                                  ---------------  --------------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       43,185   $      47,394
                                                                                  ===============  ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities :
  Current portion of long term debt. . . . . . . . . . . . . . . . . . . . . . .  $        4,564   $       3,410
  Current portion of capital lease obligations . . . . . . . . . . . . . . . . .           2,528           2,189
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,707           7,514
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,346           1,544
                                                                                  ---------------  --------------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .          19,145          14,657
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             344           2,162
Long term debt, less current portion . . . . . . . . . . . . . . . . . . . . . .           9,648           8,391
Capital lease obligation, less current portion . . . . . . . . . . . . . . . . .           8,056           8,399
Other long term liabilities, less current portion. . . . . . . . . . . . . . . .              47             528
                                                                                  ---------------  --------------
      Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          37,240          34,137
                                                                                  ===============  ==============
STOCKHOLDERS' EQUITY

    Convertible preferred stock Series E, $0.01 par value, authorized
shares-500,000 ; issued and outstanding shares- 297,269 ; 367,269  respectively.               3               4
    Common stock, $0.01 par value, authorized shares-60,000,000 ;
     issued and outstanding shares-23,567,138 ; 15,000,329 respectively  . . . .             236             150
    Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .          83,524          68,999
    Cumulative other comprehensive income  . . . . . . . . . . . . . . . . . . .          (2,656)         (1,740)
    Deficit accumulated during development stage . . . . . . . . . . . . . . . .         (75,162)        (54,156)
                                                                                  ---------------  --------------
        Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . .           5,945          13,257
                                                                                  ---------------  --------------
        Total liabilities and stockholders' equity . . . . . . . . . . . . . . .  $       43,185   $      47,394
                                                                                  ===============  ==============

                             See accompanying notes.

                                              PIXTECH, INC.
                                     (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                               (UNAUDITED)


                                                                                             Period from
                                                      Three Months        Nine Months        June 18, 1992
                                                   Ended September 30,  Ended September 30,   (date of
                                                    ------------------  --------------------  inception)
                                                                                               through
                                                                                              September
                                                                                                  30,
                                                      1999      1998      1999       1998        1999
                                                    --------  --------  ---------  ---------  ----------
Revenues
  Cooperation and license revenues . . . . . . . .  $    --   $   238   $     --   $  1,239   $  26,449
  Product sales. . . . . . . . . . . . . . . . . .       71       135        410        222       3,236
  Other revenues . . . . . . . . . . . . . . . . .      877       225      3,191      1,768       9,097
                                                    --------  --------             ---------  ----------
      Total revenues . . . . . . . . . . . . . . .      948       598      3,601      3,229      38,782
                                                    --------  --------  ---------  ---------  ----------
Cost of revenues
  License fees and royalties . . . . . . . . . . .      (82)      (80)      (254)      (281)     (1,770)
                                                    --------  --------  ---------  ---------  ----------
Gross margin . . . . . . . . . . . . . . . . . . .      866       518      3,347      2,948      37,012
                                                    --------  --------  ---------  ---------  ----------

Operating expenses
  Research and development:
  Acquisition of intellectual property rights. . .       --        --         --       (125)     (4,890)
  Other. . . . . . . . . . . . . . . . . . . . . .   (7,210)   (5,107)   (19,413)   (13,460)    (91,941)
                                                    --------  --------  ---------  ---------  ----------
                                                     (7,210)   (5,107)   (19,413)   (13,585)    (96,831)
  Marketing and sales. . . . . . . . . . . . . . .     (338)     (371)    (1,018)    (1,064)     (7,625)
  Administrative and general expenses. . . . . . .     (787)     (639)    (2,289)    (1,862)    (15,105)
                                                    --------  --------  ---------  ---------  ----------
                                                     (8,335)   (6,117)   (22,720)   (16,511)   (119,561)
                                                    --------  --------  ---------  ---------  ----------
Loss from operations . . . . . . . . . . . . . . .   (7,469)   (5,599)   (19,373)   (13,563)    (82,549)
Other income / (expense)
  Interest income / expense. . . . . . . . . . . .     (244)     (208)      (608)      (462)       (507)
  Foreign exchange gains / (losses). . . . . . . .      112       844     (1,025)     1,553           1
                                                    --------  --------  ---------  ---------  ----------
                                                       (132)      636     (1,633)     1,091        (506)
Loss before income tax benefit . . . . . . . . . .   (7,601)   (4,963)   (21,006)   (12,472)    (83,055)
Income tax benefit . . . . . . . . . . . . . . . .       --     1,047         --      1,047       7,893
                                                    --------  --------  ---------  ---------  ----------
Net loss . . . . . . . . . . . . . . . . . . . . .  $(7,601)  $(3,916)  $(21,006)  $(11,425)  $ (75,162)
                                                    ========  ========  =========  =========  ==========
  Dividends accrued to holders of Preferred Stock       (78)       --       (377)        --        (389)
                                                    --------  --------  ---------  ---------  ----------
Net loss to holders of Common Stock. . . . . . . .  $(7,679)  $(3,916)  $(21,383)  $(11,425)  $ (75,551)
                                                    ========  ========  =========  =========  ==========

  Net loss per share of Common Stock . . . . . . .  $ (0.32)  $ (0.26)  $  (1.10)  $  (0.79)
                                                    ========  ========  =========  =========

  Shares of Common Stock used in
    computing net loss per share . . . . . . . . .   23,408    14,778     19,037     14,462

  Net loss . . . . . . . . . . . . . . . . . . . .  $(7,601)  $(3,916)  $(21,006)  $(11,425)  $ (75,162)
  Change in other comprehensive income . . . . . .     (129)      677       (916)       464      (2,656)
                                                    --------  --------  ---------  ---------  ----------
  Comprehensive net loss . . . . . . . . . . . . .  $(7,730)  $(3,239)  $(21,922)  $(10,961)  $ (77,818)
                                                    ========  ========  =========  =========  ==========

                            See accompanying notes.

                                          PIXTECH, INC.
                                  (A DEVELOPMENT STAGE COMPANY)

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                           (UNAUDITED)


                                                                                      PERIOD FROM
                                                                                     JUNE 18, 1992
                                                                                      (DATE OF
                                                                                      INCEPTION)
                                                                  NINE MONTHS ENDED    THROUGH
                                                                     SEPTEMBER 30,   SEPTEMBER 30,
                                                                   1999       1998       1999
                                                                 ---------  ---------  ---------
Net loss                                                         $(21,006)  $(11,425)  $(75,162)

Total adjustments to net loss . . . . . . . . . . . . . . . . .     9,300      5,719     31,446
                                                                 ---------  ---------  ---------

Net cash used in operating activities . . . . . . . . . . . . .   (11,706)    (5,706)   (43,716)
                                                                 ---------  ---------  ---------

INVESTING ACTIVITIES
Additions to property plant and equipment . . . . . . . . . . .      (625)      (764)   (19,945)
Reclassification of cash available as restricted cash . . . . .     1,299         --     (8,813)
Additions to intangible assets. . . . . . . . . . . . . . . . .        --         --       (130)
                                                                 ---------  ---------  ---------

Net cash provided by / (used in) investing activities . . . . .       674       (764)   (28,888)

FINANCING ACTIVITIES
Stock issued. . . . . . . . . . . . . . . . . . . . . . . . . .     4,179     3 ,981     71,683
Proceeds from long-term borrowings. . . . . . . . . . . . . . .        --         --     16,287
Proceeds from sale leaseback transactions . . . . . . . . . . .        --         --      2,731
Payments for equipment purchases financed by accounts payable .        --         --     (3,706)
Repayments of long term borrowing and capital lease obligations    (1,481)    (3,836)    (9,298)
                                                                 ---------  ---------  ---------
Net cash provided by financing activities . . . . . . . . . . .     2,698        145     77,697
                                                                 ---------  ---------  ---------
Effect of exchange rates on cash. . . . . . . . . . . . . . . .       563        243     (2,698)
                                                                 ---------  ---------  ---------

Net (decrease) / increase in cash and cash equivalents. . . . .    (7,771)    (6,082)     2,395
Cash and cash equivalents beginning of period . . . . . . . . .    10,166     12,428         --
                                                                 ---------  ---------  ---------

Cash and cash equivalents end of period . . . . . . . . . . . .  $  2,395   $  6,346   $  2,395
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

                                                        PIXTECH, INC.
                                               (A DEVELOPMENT STAGE COMPANY)

                                  CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                CONVERTIBLE PREFERRED STOCK
                                                               --------------------------------------------------------------

                                                                      SERIES A            SERIES B              SERIES C
                                                                      --------            --------              --------
                                                                 SHARES               SHARES               SHARES
                                                               -----------           ---------           -----------
                                                                 ISSUED     AMOUNT    ISSUED    AMOUNT     ISSUED     AMOUNT
                                                               -----------  -------  ---------  -------  -----------  -------
BALANCE AT JUNE 18, 1992
 Issuance of convertible preferred stock, net of issuance
  costs in 1992, 1993 and 1994. . . . . . . . . . . . . . . .   1,557,003    2,368    363,447      589    3,044,846    8,615
 Issuance of Common stock in 1992 and 1993
 Issuance of Common stock under stock option
   plan in 1994 and 1995
 Purchase of 28,761 shares of Common stock-  Treasury
  stock in 1994
 Reissuance of 28,761 shares of Common stock
   held in treasury in 1995
 Common stock issued in initial public offering in 1995, net of issuance costs -- $1,080
 Conversion of preferred stock in 1995. . . . . . . . . . . .  (1,557,003)  (2,368)  (363,447)    (589)  (3,044,846)  (8,615)
 Translation adjustment
 Net loss from June 18, 1992 (date of inception)
   through December 31, 1995
                                                               -----------  -------  ---------  -------  -----------  -------

BALANCE AT DECEMBER 31, 1995
 Issuance of Common stock under stock option plan
 Issuance of warrants in connection with acquisition of the
  assets of Panocorp
 Translation adjustment
 Net loss-Year ended December 31, 1996
                                                               -----------  -------  ---------  -------  -----------  -------

BALANCE AT DECEMBER 31, 1996
 Common stock issued in public offering, net of issuance
  costs -- $796
 Issuance of Common stock under stock option plan
 Translation adjustment
 Net loss-Year ended December 31, 1997
                                                               -----------  -------  ---------  -------  -----------  -------

BALANCE AT DECEMBER 31, 1997
 Common stock issued in private placements, net of issuance
    costs --     $44
 Issuance of Series E convertible preferred stock,
  net of issuance costs -- $822
 Issuance of Common stock under stock option plan
 Translation adjustment
 Net loss-Year ended December 31, 1998
                                                               -----------  -------  ---------  -------  -----------  -------

BALANCE AT DECEMBER 31, 1998
 Common stock issued in private placements (unaudited)
 Issuance costs and dividends accrued in relation to Series E Convertible Preferred stock issued in
   December 1998 (unaudited)
 Conversion of Series E preferred stock (unaudited)
   Issuance of common stock in connection with the
    acquisition of certain assets of Micron
     Display, net of issuance costs -- $513 (unaudited)
   Issuance of warrants (unaudited)
 Issuance of common stock following conversion of
   Sumitomo convertible loan (unaudited)
    Issuance of common stock under stock option plan (unaudited)
 Translation adjustment (unaudited)
 Net loss- Nine months ended September 30, 1999 (unaudited)

                                                               -----------  -------  ---------  -------  -----------  -------
BALANCE AT SEPTEMBER 30, 1999 (UNAUDITED) . . . . . . . . . .          --       --         --       --           --       --
                                                               ===========  =======  =========  =======  ===========  =======


                                                                    CONVERTIBLE PREFERRED STOCK
                                                               --------------------------------------

                                                                      SERIES D            SERIES E
                                                                      --------            --------
                                                                SHARES              SHARES
                                                               ---------           --------
                                                                ISSUED    AMOUNT    ISSUED    AMOUNT
                                                               ---------  -------  --------  --------
BALANCE AT JUNE 18, 1992
 Issuance of convertible preferred stock, net of issuance
  costs in 1992, 1993 and 1994. . . . . . . . . . . . . . . .   430,208    1,224
 Issuance of Common stock in 1992 and 1993
 Issuance of Common stock under stock option
   plan in 1994 and 1995
 Purchase of 28,761 shares of Common stock-  Treasury
  stock in 1994
 Reissuance of 28,761 shares of Common stock
   held in treasury in 1995
 Common stock issued in initial public offering in 1995, net of issuance costs -- $1,080
 Conversion of preferred stock in 1995. . . . . . . . . . . .  (430,208)  (1,224)
 Translation adjustment
 Net loss from June 18, 1992 (date of inception)
   through December 31, 1995
                                                               ---------  -------  --------  --------

BALANCE AT DECEMBER 31, 1995
 Issuance of Common stock under stock option plan
 Issuance of warrants in connection with acquisition of the
  assets of Panocorp
 Translation adjustment
 Net loss-Year ended December 31, 1996
                                                               ---------  -------  --------  --------

BALANCE AT DECEMBER 31, 1996
 Common stock issued in public offering, net of issuance
  costs -- $796
 Issuance of Common stock under stock option plan
 Translation adjustment
 Net loss-Year ended December 31, 1997
                                                               ---------  -------  --------  --------

BALANCE AT DECEMBER 31, 1997
 Common stock issued in private placements, net of issuance
    costs --     $44
 Issuance of Series E convertible preferred stock,
  net of issuance costs -- $822 . . . . . . . . . . . . . . .                      367,269   $     4
 Issuance of Common stock under stock option plan
 Translation adjustment
 Net loss-Year ended December 31, 1998
                                                               ---------  -------  --------  --------

BALANCE AT DECEMBER 31, 1998. . . . . . . . . . . . . . . . .                      367,269         4
 Common stock issued in private placements (unaudited)
 Issuance costs and dividends accrued in relation to
   Series E Convertible Preferred stock issued in
   December 1998 (unaudited)
 Conversion of Series E preferred stock (unaudited) . . . . .                      (70,000)       (1)
   Issuance of common stock in connection with the
    acquisition of certain assets of Micron
     Display, net of issuance costs -- $513 (unaudited)
   Issuance of warrants (unaudited)
 Issuance of common stock following conversion of
   Sumitomo convertible loan (unaudited)
    Issuance of common stock under stock option
   plan (unaudited)
 Translation adjustment (unaudited)
 Net loss- Nine months ended September 30, 1999 (unaudited)
                                                               ---------  -------  --------  --------
BALANCE AT SEPTEMBER 30, 1999 (UNAUDITED) . . . . . . . . . .        --       --   297,269   $     3
                                                               =========  =======  ========  ========

                             See accompanying notes.

                                                        PIXTECH, INC.
                                               (A DEVELOPMENT STAGE COMPANY)

                                CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                             COMMON STOCK
                                                          -------------------
                                                                                              DIVIDENDS
                                                                                             -----------
                                                                                             ACCRUED TO
                                                                                             -----------
                                                                                ADDITIONAL   HOLDERS OF        OTHER
                                                                               ------------  -----------  ---------------
                                                            SHARES               PAID-IN      PREFERRED    COMPREHENSIVE
                                                          ----------           ------------  -----------  ---------------
                                                            ISSUED    AMOUNT     CAPITAL        STOCK         INCOME
                                                          ----------  -------  ------------  -----------  ---------------
BALANCE AT JUNE 18, 1992
 Issuance of convertible preferred stock, net of
  issuance costs in 1992, 1993 and 1994. . . . . . . . .
 Issuance of Common stock in 1992 and 1993 . . . . . . .     132,301  $     1  $        96
 Issuance of Common stock under stock option
   plan in 1994 and 1995 . . . . . . . . . . . . . . . .      84,258        1           31
 Purchase of 28,761 shares of Common
   stock-  Treasury stock in 1994. . . . . . . . . . . .
 Reissuance of 28,761 shares of Common stock
   held in treasury in 1995. . . . . . . . . . . . . . .                                 3
 Common stock issued in initial public offering
   in 1995, net of issuance costs -- $1,080. . . . . . .   2,500,000       25       20,973
 Conversion of preferred stock in 1995 . . . . . . . . .   5,395,504       54       12,742
 Translation adjustment. . . . . . . . . . . . . . . . .                                                  $          515
 Net loss from June 18, 1992 (date of inception)
   through December 31, 1995 . . . . . . . . . . . . . .                                 3
                                                          ----------  -------  ------------  -----------  ---------------

BALANCE AT DECEMBER 31, 1995 . . . . . . . . . . . . . .   8,112,063       81       33,844                           515
 Issuance of Common stock under stock option plan. . . .      29,083        0           11
 Issuance of warrants in connection with acquisition
   of the  assets of Panocorp. . . . . . . . . . . . . .                               230
 Translation adjustment. . . . . . . . . . . . . . . . .                                                            (953)
 Net loss-Year ended  December 31, 1996. . . . . . . . .
                                                          ----------  -------  ------------  -----------  ---------------

BALANCE AT DECEMBER 31, 1996 . . . . . . . . . . . . . .   8,141,146       81       34,085                          (438)
 Common stock issued in public offering, net of
   issuance   costs -- $796. . . . . . . . . . . . . . .   5,570,819       56       22,958
 Issuance of Common stock under stock option plan. . . .      50,767        1           25
 Translation adjustment. . . . . . . . . . . . . . . . .                                                          (1,694)
 Net loss-Year ended December 31, 1997 . . . . . . . . .
                                                          ----------  -------  ------------  -----------  ---------------

BALANCE AT DECEMBER 31, 1997 . . . . . . . . . . . . . .  13,762,732  $   138  $    57,067                $       (2,132)
 Common stock issued in private placements, net
   of issuance   costs -- $44. . . . . . . . . . . . . .   1,236,222       12        4,493
 Issuance of Series E convertible preferred stock,
  net of issuance costs -- $822. . . . . . . . . . . . .                             7,449          (12)

 Issuance of Common stock under stock option plan. . . .       1,375                     1
 Translation adjustment. . . . . . . . . . . . . . . . .                                                             392

 Net loss-Year ended December 31, 1998 . . . . . . . . .
                                                          ----------  -------  ------------  -----------  ---------------

BALANCE AT DECEMBER 31, 1998 . . . . . . . . . . . . . .  15,000,329      150       69,011          (12)          (1,740)
 Common stock issued in private placements (unaudited) .     150,000        1          351
 Issuance costs and dividends accrued in relation to
   Series E Convertible Preferred stock issued in
   December 1998 (unaudited) . . . . . . . . . . . . . .                               (36)        (377)
 Conversion of Series E preferred stock (unaudited). . .   1,114,220       11          (10)
   Issuance of common stock in connection with the
   acquisition of certain assets of Micron Display, net
   of issuance costs -- $513 (unaudited) . . . . . . . .   7,133,562       71       14,131
   Issuance of warrants (unaudited). . . . . . . . . . .                               297
 Issuance of common stock following conversion
   of Sumitomo convertible loan (unaudited). . . . . . .     100,000        1          144
    Issuance of common stock under stock option
   plan (unaudited). . . . . . . . . . . . . . . . . . .      69,027        1           26
 Translation adjustment (unaudited). . . . . . . . . . .                                                            (916)
 Net loss- Nine months ended
   September 30, 1999 (unaudited). . . . . . . . . . . .
                                                          ----------  -------  ------------  -----------  ---------------

BALANCE AT SEPTEMBER 30, 1999 (UNAUDITED). . . . . . . .  23,567,138  $   236  $    83,913         (389)  $       (2,656)
                                                          ==========  =======  ============  ===========  ===============


                                                             DEFICIT
                                                          -------------
                                                           ACCUMULATED
                                                          -------------
                                                             DURING
                                                          -------------
                                                           DEVELOPMENT    TREASURY
                                                          -------------  ----------
                                                              STAGE        STOCK       TOTAL
                                                          -------------  ----------  ---------
BALANCE AT JUNE 18, 1992
 Issuance of convertible preferred stock, net of
  issuance costs in 1992, 1993 and 1994. . . . . . . . .                             $ 12,796
 Issuance of Common stock in 1992 and 1993 . . . . . . .                                   97
 Issuance of Common stock under stock option
   plan in 1994 and 1995 . . . . . . . . . . . . . . . .                                   32
 Purchase of 28,761 shares of Common
   stock-  Treasury stock in 1994. . . . . . . . . . . .                 $     (11)       (11)
 Reissuance of 28,761 shares of Common stock
   held in treasury in 1995. . . . . . . . . . . . . . .                        11         14
 Common stock issued in initial public offering
   in 1995, net of issuance costs -- $1,080. . . . . . .                               20,998
 Conversion of preferred stock in 1995
 Translation adjustment. . . . . . . . . . . . . . . . .                                  515
 Net loss from June 18, 1992 (date of inception)
   through December 31, 1995 . . . . . . . . . . . . . .  $     (9,910)                (9,910)

BALANCE AT DECEMBER 31, 1995 . . . . . . . . . . . . . .        (9,910)                24,530
 Issuance of Common stock under stock option plan. . . .                                   11
 Issuance of warrants in connection with acquisition
   of the  assets of Panocorp. . . . . . . . . . . . . .                                  230
 Translation adjustment. . . . . . . . . . . . . . . . .                                 (953)
 Net loss-Year ended  December 31, 1996. . . . . . . . .       (11,719)               (11,719)

BALANCE AT DECEMBER 31, 1996 . . . . . . . . . . . . . .       (21,629)                12,099
 Common stock issued in public offering, net of
   issuance   costs -- $796. . . . . . . . . . . . . . .                               23,014
 Issuance of Common stock under stock option plan. . . .                                   25
 Translation adjustment. . . . . . . . . . . . . . . . .                               (1,694)
 Net loss-Year ended December 31, 1997 . . . . . . . . .       (14,664)               (14,664)

BALANCE AT DECEMBER 31, 1997 . . . . . . . . . . . . . .  $    (36,293)              $ 18,780
 Common stock issued in private placements, net
   of issuance   costs -- $44. . . . . . . . . . . . . .                                4,506
 Issuance of Series E convertible preferred stock,
  net of issuance costs -- $822. . . . . . . . . . . . .                                7,440

 Issuance of Common stock under stock option plan. . . .                                    1
 Translation adjustment. . . . . . . . . . . . . . . . .                                  392

 Net loss-Year ended December 31, 1998 . . . . . . . . .       (17,863)               (17,863)

BALANCE AT DECEMBER 31, 1998 . . . . . . . . . . . . . .       (54,156)                13,257
 Common stock issued in private placements (unaudited) .                                  352
 Issuance costs and dividends accrued in relation to
   Series E Convertible Preferred stock issued in
   December 1998 (unaudited) . . . . . . . . . . . . . .                                 (413)
 Conversion of Series E preferred stock (unaudited). . .                                   --
   Issuance of common stock in connection with the
   acquisition of certain assets of Micron Display, net
   of issuance costs -- $513 (unaudited) . . . . . . . .                               14,202
   Issuance of warrants (unaudited). . . . . . . . . . .                                  297
 Issuance of common stock following conversion
   of Sumitomo convertible loan (unaudited). . . . . . .                                  145
    Issuance of common stock under stock option
   plan (unaudited). . . . . . . . . . . . . . . . . . .                                   27
 Translation adjustment (unaudited). . . . . . . . . . .                                 (916)
 Net loss- Nine months ended
   September 30, 1999 (unaudited). . . . . . . . . . . .       (21,006)               (21,006)
                                                          -------------              ---------
BALANCE AT SEPTEMBER 30, 1999 (UNAUDITED). . . . . . . .  $    (75,162)         --   $  5,945
                                                          =============  ==========  =========

                             See accompanying notes.

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (ALL AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)


NOTE  A  -  BASIS  OF  PRESENTATION

The financial information as of September 30, 1999, and for the three and nine months ended September 30, 1999 is unaudited but includes all adjustments, which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results of the three-month and nine-month periods ending September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 (the "1998 Financial Statements"), included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


NOTE  B  -  INVENTORIES

Inventory  consists  of  raw  material  and  spare  parts.


NOTE  C  -  RESTRICTED  CASH

In August 1997, the Company provided Unipac Optoelectronics Corp. ("Unipac"), its Asian manufacturing partner, a written bank guaranty in an amount of $10,000 pursuant to the display foundry agreement (the "Foundry Agreement") signed in May 1997 between the Company and Unipac in order to implement volume production of Field Emission Displays ("FEDs") at Unipac's manufacturing line. The Company granted the issuing banks a security interest in its cash and cash equivalents for the same amount. The pledged cash and cash equivalents have been recorded as short-term and long-term restricted cash in the balance sheet. Under certain conditions of the Foundry Agreement, Unipac can sell certain equipment to the Company. The payment for such equipment will be secured by Unipac through the exercise of the bank guaranty. Both the amount of the guaranty to Unipac and the amount of the security interest to the banks are expected to decrease to match the net amount of equipment leased by Unipac to the Company. These amounts have started to decrease according to the conditions of the bank guaranty.

NOTE  D  -  PROPERTY,  PLANT  AND  EQUIPMENT

Pursuant to the Foundry Agreement, volume FED production equipment was installed at Unipac's facility. That equipment was purchased and funded by Unipac, and a portion of it is leased to PixTech, which amounted to $11,962 as at September 30, 1999. According to Financial Accounting Standard 13, "Accounting for Leases", PixTech's share of equipment was recorded as assets under the caption "Property, Plant and Equipment", in the net amount of $9,619 as at September 30, 1999. Depreciation of $489 was recorded during the three-month period ended September 30, 1999. As of September 30, 1999, the related capital lease obligation amounted to $10,031, of which $2,149 were recorded as current portion.

In connection with the Micron Transaction (See "Note E - Micron Transaction"), production equipment located in Boise, Idaho, was acquired by the Company in May 1999. This acquisition was recorded in the amount of $13,316. The estimated fair value of net assets acquired in the Micron Transaction was approximately $9,157 in excess of the cost of net assets acquired. The estimated fair value of property, plant and equipment of $22,473 was proportionally reduced to the extent that the fair value of net assets acquired exceeded cost, resulting in property plant and equipment of $13,316 (See "Note E - Micron Transaction").

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (ALL AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)


NOTE  E  -  MICRON  TRANSACTION

On March 19, 1999, the Company entered into a definitive agreement to purchase certain assets of Micron Technology, Inc. relating to field emission displays including equipment and other tangible assets, certain contract rights and cash (the "Micron Transaction"). The Micron Transaction was closed on May 19, 1999 and was accounted for as an acquisition of assets. The accompanying financial statements reflect the acquisition of assets for a cost of $17,932 and the assumption of certain liabilities in the amount of $2,958, in consideration of the issuance of 7,133,562 shares of the Company's Common Stock and a warrant to purchase 310,000 shares of the Company's Common Stock. (See "Note F - Stockholders' equity"). The estimated fair value of net assets acquired in the Micron Transaction was approximately $9,157 in excess of the cost of net assets acquired. Consequently, the estimated fair value of property, plant and equipment of $22,473 was proportionally reduced to the extent that the fair value of net assets acquired exceeded cost resulting in property plant and equipment of $13,316 In addition, the Company received cash in the amount of $4,350. Therefore, of the assets acquired for $17,932, $13,316 was reflected under the caption "Property, Plant and Equipment", and $4,350 under the caption "Cash available".

The following unaudited pro forma financial disclosure presents the combined results of operations for the year ended December 31, 1998 and for the nine months ended September 30, 1999 as if the transaction had been completed at the beginning of the periods indicated, after giving effect to certain adjustments, including additional personnel costs and depreciation expenses. This pro forma financial information does not necessarily reflect the results of operations that would have occurred had the transaction been completed at the beginning of the periods indicated, and may not be indicative of the future results.

                                         Year ended        Nine months ended
                                      December 31, 1998    September 30, 1999
                                     -------------------  --------------------
Net loss. . . . . . . . . . . . . .  $          (26,986)  $           (24,684)
-----------------------------------  -------------------  --------------------
Net loss to holders of common stock             (26,998)              (25,061)
-----------------------------------  -------------------  --------------------
Net loss per share of common stock.  $            (1.25)  $             (1.09)
-----------------------------------  -------------------  --------------------


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

In August 1999, the Company issued 100,000 shares of the Company's Common Stock to Sumitomo following the conversion of $145 of a $5,000 convertible note issued in 1997 to Sumitomo. This note is convertible into shares of the Company's common stock at a price equal to 80% of the market price of the common stock at the time of conversion, the market price being determined as the average closing market price over the twenty consecutive trading days immediately prior to the notice of conversion.

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (ALL AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)


On August 9, 1999, the Company entered into a private equity line agreement with Kingsbridge Capital Ltd (the "Kingsbridge Agreement"). Under the terms of the equity line, PixTech has the irrevocable right, subject to certain conditions, to draw up to $15 million cash in exchange for PixTech's common stock, in increments over a two-year period. Such conditions include limitations depending on the volume and the market price of PixTech's common stock. The Company may begin to make draws under the facility upon the registration of the shares for resale with the Securities and Exchange Commission, which was declared effective as at September 27, 1999. To date, the Company has not issued shares in connection with the Kingsbridge Agreement. Shares will be issued at a 10% discount to the market price at the time of any draw, if the stock price is at or above $3.00, or at a 12% discount if the stock price is below $3.00. The Company also issued to Kingsbridge a warrant for 100,000 shares of common stock exercisable until February 6, 2003 at an exercise price of $2.30 per share.

The Company has an obligation to issue a warrant to purchase 35,000 shares of our common stock to Needham & Company, Inc., in connection with an agreement for financial advisory services dated May 11, 1999, which is exercisable at a price of $2.26 per share and expires on May 10, 2004. The fair value of the 35,000 warrants was estimated at $40 using the Black-Scholes model
Convertible Preferred Stock : In July 1999, 70,000 shares of Series E Preferred Stock were converted into shares of Common Stock at an average conversion price of $1.47, resulting in the issuance of 1,114,220 shares of the Company's Common Stock. As at September 30, 1999 , there were 297,269 shares of Series E Preferred Stock outstanding. These shares of Series E Preferred Stock were convertible into shares of Common Stock. As at September 30, 1999, the Series E Stock, including accrued dividends, would have been convertible into 4,445,863 shares of Common Stock using a conversion price of $1.59, equal to the average closing price of the Company's Common Stock over the 10 trading days ending September 29, 1999. Consequently, there were 28,013,001 shares of Common Stock or equivalent to shares of Common Stock outstanding as at September 30, 1999.

The holders of Series E Preferred Stock issued in December 1998 are entitled to receive cumulative dividends. Dividends are calculated on a 6% interest basis per annum on the purchase price paid for the Series E Preferred shares for the numbers of days that the stock price is above $2.253, on an 8% interest basis for the numbers of days that the stock price is between $1.127 and $2.253, and on a 10% interest basis for the numbers of days that the stock price is below $1.127. During the nine-month period ended September 30, 1999, dividends of $377 were accrued and recorded against Stockholders' Equity. As of September 30, 1999, the cumulative dividend recorded against Stockholders' Equity amounted to $389.

On October 15, 1999, PixTech sold 12,427,146 shares of its common stock, $.01 par value, to Unipac Optoelectronics Corporation at a price of $1.60938 per share (see Note J - Subsequent event). Pursuant to PixTech's certificate of designation (the "Certificate") filed with the Secretary of State of the State of Delaware on December 22, 1998 with respect to the Series E Convertible Preferred Stock, the Common Stock Issue Price (as such term is defined in the Certificate) shall, for purposes of determining the number of shares into which the Series E Preferred Stock is convertible only, be $1.60938 instead of $2.25313. Consequently, the series E stock is generally convertible into our common stock at a rate equal to the lesser of (a) $1.60938, and (b) the average closing price of our common stock over the ten trading day ending period ending on the day immediately preceding the day upon conversion.

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (all amounts in thousands except share amounts)


NOTE  G  -  LITIGATION

The Company has received correspondence from Futaba Corporation and its legal counsel since January 1998 alleging the following : (i) PixTech is infringing one or more patents owned by Futaba relating to the construction and manufacture of its displays that are not expressly included under the license agreement between Futaba and PixTech, (ii) PixTech's use of terms such as "alliance" and "partners" in describing the nature of its contractual relationships with Motorola, Raytheon and Futaba in reports filed with the SEC is misleading and
(iii) certain provisions in the Foundry Agreement with Unipac constitute an impermissible sublicense of Futaba technology. PixTech does not believe such claims have any merit and has denied each of the allegations in correspondences with Futaba and its counsel and is in discussions with Futaba concerning their allegations. Futaba has also claimed that the Company improperly supplied certain Futaba proprietary information to Unipac, and that Unipac has in turn disclosed such information to a third party vendor. If Futaba were to prevail on any of these claims, PixTech may be required, among other adverse consequences, to modify the construction and manufacture of its displays and may, as a result, be materially adversely affected.

To the Company's knowledge, there are no other exceptional facts or litigation that could have or that have in the recent past had any significant impact on its business, results, financial situation, or assets and liabilities.


NOTE  H  -  COMMITMENTS  AND  CONTINGENCIES

     Operating  leases

     The Company is obligated under operating lease agreements for equipment and manufacturing and office facilities. Minimum annual rental commitments under non cancelable leases at September 30, 1999, are as follows :

  YEAR ENDING DECEMBER 31,
  1999 . . . . . . . . . .  $ 91
  2000  .. . . . . . . . .   367
  2001  .. . . . . . . . .   335
  2002  .. . . . . . . . .   126
  2003  .. . . . . . . . .     1
                            ----
  Total minimum payments .  $920
                            ====

     Capital  leases

     The Company is obligated under certain sale-leaseback transactions for equipment used in its pilot production plant. Pursuant to the Display Foundry Agreement signed in 1997 with Unipac, PixTech's share of volume FEDs production installed at Unipac's facility is leased to PixTech. According to Financial Accounting Standard 13, "Accounting for Leases", a capital lease obligation was recorded which amounted to $10,031 as at September 30, 1999 (See Note D-Property, Plant and Equipment). Future minimum payments under these obligations are as follows:

  AT SEPTEMBER 30, 1999, DUE FOR THE YEARS ENDING DECEMBER 31,
  1999  .. . . . . . . . . . . . . . . . . . . . . . . . . . .  $   833
  2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,020
  2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,737
  2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,426
  2003  .. . . . . . . . . . . . . . . . . . . . . . . . . . .    2,285
  2004  .. . . . . . . . . . . . . . . . . . . . . . . . . . .      910
                                                                --------
  Total minimum payments  .. . . . . . . . . . . . . . . . . .   12,211
  Less amount representing interest  . . . . . . . . . . . . .   (1,627)
                                                                --------
  Present value of minimum capitalized lease payments  . . . .  $10,584
                                                                ========

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (all amounts in thousands except share amounts)

     Long  term  debt

     Long-term debt consists of certain loans payable under which future minimum payments are as follows:

 AT SEPTEMBER 30, 1999, DUE FOR THE YEARS ENDING DECEMBER 31,
  1999  . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,257
  2000  . . . . . . . . . . . . . . . . . . . . . . . . . . .    9,094
  2001. . . . . . . . . . . . . . . . . . . . . . . . . . . .      782
  2002. . . . . . . . . . . . . . . . . . . . . . . . . . . .      802
  2003. . . . . . . . . . . . . . . . . . . . . . . . . . . .      211
  2004. . . . . . . . . . . . . . . . . . . . . . . . . . . .      205
  2005. . . . . . . . . . . . . . . . . . . . . . . . . . . .      861
                                                               -------
  Total minimum payments. . . . . . . . . . . . . . . . . . .  $14,212
                                                               =======

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

NOTE  I  -  FINANCIAL  POSITION

During the nine months ended September 30, 1999, the Company has continued to experience losses and has used cash in operating activities, which has adversely affected the Company's liquidity. At September 30, 1999, the Company had a net working deficit of $10,828 and a deficit accumulated during the development stage of $75,162. In October 1999, the Company significantly improved its liquidity and financial position with the completion of a $20 million equity private placement with Unipac (see Note I-Subsequent event). The Company expects that cash available at September 30, 1999 together with the anticipated proceeds from the Kingsbridge Agreement, from various grants and loans and from R&D tax credits, will be sufficient to meet its cash requirements until at least December 31, 2000. The Company intends to continue improving its liquidity and financial position through capital increases expected to take place in 2000. There can be however no assurance that additional funds will be available through capital increases when needed or on terms acceptable to the Company.


NOTE  J  -  SUBSEQUENT  EVENT

On October 6, 1999, the Company entered into a Common Stock Purchase Agreement with Unipac, for a private placement of $20,000 of the Company's common stock. The private placement closed on October 15, 1999 with the issuance of 12,427,146 shares of Common Stock at approximately $1.61 per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS  OF  OPERATIONS

Product Sales. The Company recognized product sales of $410,000 in the nine-month period ended September 30, 1999, as compared to $222,000 in the nine-month period ended September 30, 1998. In the nine-month periods ended September 30, 1998 and 1999, product revenues primarily consisted of shipments of displays sold at volume prices to Zoll Medical, thus reflecting a significant increase in the number of displays shipped to that customer. Since the last quarter of 1998, the Company has begun shipping its FED displays manufactured by its contract manufacturer, Unipac, to its customers in limited quantities. During the three-month period ended September 30, 1999, unit shipments from Taiwan represented 7% of total shipments, as compared to 21% during the three-month period ended June 30, 1999. After the earthquake in Taiwan which occurred in September 1999, the Company rapidly resumed its production process of field emission displays. Only minimal damage to the facility and equipment was reported and there were a limited amount of initial production losses. The Company expects an increase of product shipments from Taiwan in the last quarter of 1999.

Other Revenues. Other revenues consist of funding under various public development contracts and other miscellaneous revenues. The Company recognized other revenues of $877,000 in the three-month period ended September 30, 1999, as compared to $225,000 in the three-month period ended September 30, 1998. Of these revenues, in the three-month period ended September 30, 1999, $716,000 was related to a development contract awarded to the Company by DARPA (Defense Advanced Research Projects Agency) in August 1999 and $125,000 to the disposal of fixed assets. Under the terms of the DARPA contract, the Company will receive a total amount of approximately $4.7 million to develop a color FED. The Company recognized other revenues of $3.2 million in the nine-month period ended September 30, 1999, as compared to $1.8 million in the nine-month period ended September 30, 1998. Of these revenues, in the nine-month period ended September 30, 1999, $1.3 million were related to an incentive from French local authorities awarded in 1994 to the Company to establish its pilot plant in Montpellier, France, and $961,000 were related to a development contract from European Union signed in 1997, for which recognition as revenue of the related contribution, collected mainly in 1997 and in 1998, had been deferred until all conditions stipulated in the agreement were met. In the nine-month period ended September 30, 1998, other revenues included $1.2 million related to a development contract granted in December 1994 from the French Ministry of Industry to support manufacturing of FEDs.

Other Research and Development Expenses. The Company expensed $7.2 million for research and development costs during the three-month period ended September 30, 1999, an increase of 41% over the $5.1 million incurred in the three-month period ended September 30, 1998. These expenses include salaries and associated expenses for in-house research and development activities conducted both in its pilot plant and its research and development facility in Boise, Idaho, the cost of staffing and operating the Company's pilot manufacturing facility and the cost of supporting the transfer and adaptation of the Company's FED technology to Unipac, as well as obligations to CEA under the LETI Research Agreement, and miscellaneous contract consulting fees. This increase primarily reflected the costs associated with the research and development activities conducted in Boise following the Micron Transaction signed at the end of May 1999 and the cost of supporting the transfer of FED manufacturing processes to Unipac. As part of the acquisition of Micron's Display assets in May 1999, the Company hired 44 employees to work on the production equipment acquired in the Boise facility, thus reinforcing its FED technology development efforts. In addition, the development team located in Santa Clara was moved to Boise with an aim to focus its efforts on the expansion of the large display effort. Research and development expenses amounted to $19.4 million for the nine-month period ended September 30, 1999, as compared to $13.6 million for the nine month period ended September 30, 1998.

Sales and Marketing Expenses. The Company expensed $338,000 for sales and marketing during the three-month period ended September 30, 1999, as compared to $371,000 during the three-month period ended September 30, 1998, reflecting a one-time decrease in communication and advertising expenses. The Company believes sales and marketing expenses may increase in the future, reflecting the expansion of the Company's sales and marketing organization both in the United States and in Europe, in order to achieve a successful commercialization phase for the Company's products. Sales and marketing expenses remained stable at $1.0 million during the nine-month period ended September 30, 1999, as compared to the same period ended September 30, 1998.

General and Administrative Expenses. General and administrative expenses amounted to $787,000 in the three-month period ended September 30, 1999, an increase of 23% over general and administrative expenses incurred in the three-month period ended September 30, 1998, which amounted to $639,000, reflecting an increase in consulting expenses. General and administrative expenses amounted to $2.3 million for the nine-month period ended September 30, 1999, as compared to $1.9 million for the nine month period ended September 30, 1998.

Interest Income (Expense), Net. Interest income is comprised of interest on available and restricted cash. Interest expense is comprised of interest payable on long-term obligations. Net interest expense was $244,000 in the three-month period ended September 30, 1999, as compared to $208,000 in the three-month period ended September 30, 1998, reflecting the decrease in cash balances and the increase in long-term liabilities. Net interest expense amounted to $608,000 in the nine-month period ended September 30, 1999, as compared to $462,000 in the nine-month period ended September 30, 1998.

Currency  Fluctuations.   Although  a  significant  portion  of  the  Company's
revenues are denominated in U.S. dollars, a substantial portion of the Company's operating expenses are denominated in Euros. Gains and losses on the conversion to U.S. dollars of assets and liabilities denominated in Euros may contribute to fluctuations in the Company's results of operations, which are reported in U.S. dollars. Most of the Company's capital lease obligation is expressed in Taiwanese dollars. In the past, fluctuations of the parity of the Taiwanese dollar versus the Euro caused significant foreign exchange gains or losses and may continue to do so in the future. The Company recorded net foreign exchange loss of $1.0 million in the nine-month period ended September 30, 1999, while the Company recorded net foreign exchange gain of $1.6 million in the nine-month period ended September 30, 1998. The Company cannot predict the effect of exchange rate fluctuations on future operating results. To date, the Company has not undertaken hedging transactions to cover its currency exposure, but it may do so in the future.


LIQUIDITY  AND  CAPITAL  RESOURCES.

Cash used in operations was $11.7 million for the nine-month period ended September 30, 1999, as compared to cash used in operations of $5.7 million for the nine-month period ended September 30, 1998. This increase corresponded to the following factors : (i) absence of significant cash receipts from revenues in the nine-month period ended September 30, 1999, and (ii) increase in operating expenses associated with Taiwan start-up costs and with the funding of the operations in Boise.

The Company has used $43.7 million in cash to fund its operating activities from inception through September 30, 1999 and has incurred $28.8 million in capital expenditures and investments.

Capital expenditures were $625,000 during the nine-month period ended September 30, 1999 as compared to $764,000 during the same period of 1998. These capital expenditures exclude the assets acquired pursuant to the Micron Transaction as those assets were acquired in consideration for Common Stock issuance. They also exclude assets acquired under capital lease obligations. During the nine-month period ended September 30, 1999, capital expenditures remained focused on limited capacity expansion in the pilot manufacturing facility. Implementing volume production at Unipac's manufacturing plant required significant capital expenditures. Pursuant to the Foundry Agreement, Unipac funded a $14.7 million capital expenditure for equipment. A portion of that equipment is leased to PixTech and amounted to $12.0 million as of September 30, 1999. The Company expects that additional capital expenditures will be required in 1999 and in 2000 to increase capacity at Unipac and to complete implementation of manufacturing processes, both for monochrome and for color products.

As at September 30, 1999, restricted cash amounted to $8.7 million and was related to the security interest granted in 1997 by the Company to Unipac, pursuant to the Foundry Agreement, in relation to the purchase and funding by Unipac of volume FEDs production equipment. During the nine-month period ended September 30, 1999, the written bank guaranty provided by the Company to Unipac decreased to match the net amount of equipment leased by Unipac to the Company. The decrease of this bank guaranty corresponded to a simultaneous similar decrease of the amount of the security interest to the banks, thus resulting in an $1.3 million increase of the cash available to fund the Company's activities. Both the amount of this written bank guaranty and the corresponding security interest to the banks are expected to continue decreasing in the future.

Cash flows generated from financing activities were $2.7 million in the nine-month period ended September 30, 1999, as compared to $145,000 in the nine-month period ended September 30, 1998. This net cash flow consisted of sales of shares of Common Stock, resulting in net proceeds to the Company of $4.2 million, while long term liabilities decreased by $1.5 million. In consideration of the 7,133,562 shares of Common Stock and 310,000 warrants issued pursuant to the Micron Transaction, the Company was granted certain assets, assumed certain liabilities, and received $4.3 million in cash. Cash flows generated from financing activities in the nine-month period ended September 30, 1999 excluded non-cash transactions related to the acquisition of these assets and the assumption of these liabilities, and resulted in net proceeds to the Company of $3.8 million (net of issuance costs). Cash flows generated from financing activities included the sales of shares of Common Stock in a private placement in January 1999, resulting in net proceeds to the Company of $352,000, but excluded non-cash transactions related to the conversion of 70,000 series E preferred stock in July 1999 and to the conversion into shares of common stock of $145,000 of the convertible loan issued to Sumitomo in 1997. Long term liabilities increased by $2.0 million in the nine-month period ended September 30, 1999, representing two zero-interest loans granted to the Company by French local authorities, while the repayments amounted to $3.5 million, resulting in a net decrease of $1.5 million. Of the repayments which occurred in the nine-month period ended September 30, 1999, $1.3 million was related to the first repayment of the $5.0 million straight loan granted to the Company in 1997 by Sumitomo Corporation.

Since its inception, the Company has funded its operations and capital expenditures primarily from the proceeds of equity financing aggregating $71.7 million and from proceeds aggregating $19.0 million from borrowings and sale-leaseback transactions.

In 1997 and January 1999, the Company entered into two R&D agreements with French authorities. Under these agreements, the Company expects to benefit from zero-interest loans totaling approximately $3.0 million, of which $2.0 million were received in the nine-month period ended September 30, 1999, and $1.0 million are expected to be received in 2000.

In November 1998, the Company entered into an R&D agreement with French authorities. Under this agreement, the Company expects to benefit from a grant totaling approximately $900,000, of which $260,000 was collected in the three-month period ended September 30, 1999, and $580,000 and $60,000 are expected to be collected in 2000 and 2001 respectively. The $260,000 amount collected in the three-month period ended September 30, 1999 was not recognized as income as all conditions stipulated in the agreement were not met.

     In February 1997, the Company entered into an R&D agreement with the European Union and other European industrial companies. The contribution of the European Union to the costs incurred by the Company amounts to $961,000 over the period, of which $736,000 were collected in 1997 and 1998 and $225,000 were collected in 1999. The total contribution was recognized as income in the nine-month period ended September 30, 1999, as all conditions stipulated in the agreement were met.

     On August 5, 1999, the Company was awarded a development contract by DARPA (Defense Advanced Research Projects Agency). Under the terms of the contract, the Company will receive approximately $4.7 million to develop a color FED. In the three-month period ended September 30, 1999, $716,000 was recognized as income under this contract and is expected to be collected in the last quarter of 1999.

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

On August 9, 1999, the Company entered into a private equity line agreement with Kingsbridge Capital Ltd (the "Kingsbridge Agreement"). Under the terms of the equity line, PixTech has the irrevocable right, subject to certain conditions, to draw up to $15 million cash in exchange for PixTech's common stock, in increments over a two-year period. Such conditions include limitations depending on the volume and the market price of PixTech's common stock. The Company may begin to make draws under the facility upon the registration of the shares for resale with the Securities and Exchange Commission, which was declared effective as at September 27, 1999. To date, the Company has not issued shares in connection with the Kingsbridge Agreement. Shares will be issued at a 10% discount to the market price at the time of any draw, if the market is at or above $3.00, or at a 12% discount if the stock price is below $3.00.

On October 6, 1999, the Company entered into a Common Stock Purchase Agreement with Unipac, for a private placement of $20 million of PixTech's common stock. The private placement closed on October 15, 1999, and the Company collected $20 million, in exchange for the issuance of 12,427,146 shares of common stock.

Cash available at September 30, 1999 amounted to $2.4 million as compared to $10.2 million at December 31, 1998. In October 1999, the Company significantly improved its liquidity and financial position with the completion of the $20 million equity private placement with Unipac. The Company expects that cash available at September 30, 1999 together with the anticipated proceeds from the Kingsbridge Agreement, from the various grants and loans described above and from R&D tax credits, will be sufficient to meet its cash requirements, including repayment of the current portion of its long term obligations in the amount of $7.0 million at September 30, 1999, until at least December 31, 2000.

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

There is a significant uncertainty regarding the effect of the Year 2000 issue because computer systems that do not properly recognize date sensitive information  when  the  year  changes  to  2000 could generate erroneous data or altogether fail. The Company has conducted a comprehensive review of its computer systems and manufacturing equipment to identify applications that could be affected by the inability of certain computer systems to format and manipulate data containing dates including the year 2000 and subsequent years. Based upon that review, we expect to have our systems Year 2000 compliant by the end of November, 1999. Although management does not expect that costs associated with modifying existing computer systems and manufacturing equipment will have a significant impact on its financial position or result of operations, there can be no assurance that such modifications will be successfully implemented or that these costs will not be significant. To date, we estimate that we have expended $60,000 on our Year 2000 program and anticipated expending an additional $30,000 during the remainder of 1999. In addition, the Company depends on a limited group of suppliers. There can be no assurance that those suppliers will not be significantly impacted by the Year 2000 issue. If those suppliers are significantly impacted by the Year 2000 issue, such suppliers may not be able to continue their supply of parts to the Company without interruption. The Company is in the process of identifying third party vendors that are non-Year 2000 compliant and of assessing the following consequences. In particular, the Company requested Unipac, its
Taiwanese manufacturing partner, to assess whether its computer systems and manufacturing equipment could be affected by the Year 2000 issue and, if so, to present a contingency plan. Unipac disclosed to PixTech its Year 2000 compliance plan as well as its contingency plan. To implement its large volume manufacturing strategy, the Company is dependent on Unipac's ability to be successful in addressing the Year 2000 issue. The Company's continued use of a vendor which is not Year 2000 compliant or the failure of the Company's own computer systems or manufacturing equipment to be fully Year 2000 compliant could materially adversely affect the Company's business, financial position and results of operations.

STRATEGIC  ISSUES  AND  RISKS

The Company is currently focused on the following activities which it believes are necessary to the success of its business: (i) successfully implementing the manufacture of FEDs by its Taiwanese contract manufacturer, Unipac; (ii) improving its manufacturing processes and yields, both in its pilot plant and at Unipac; (iii) expanding its customer base and product offering, and (iv) continuing the development of its FED technology, including the development of large FED displays. In evaluating its outlook, certain risks and issues filed as exhibit 99.1 to this 10-Q should be considered.


QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The market risk exposure inherent to our international operations creates potential for losses arising from adverse changes in foreign currency exchange rates. We are exposed to the foreign currency exchange rate risk in two main areas : (i) a substantial portion of our operating expenses are and are expected to be denominated in Euros, (ii) most of our capital lease obligation is expressed in Taiwanese dollars. Fluctuations of the parity of the Taiwanese dollar versus the Euro or the US dollar may cause significant foreign exchange gains or losses. In addition, gains and losses arising from the conversion to U.S. dollars of assets and liabilities denominated in Euros or in Taiwanese dollars may contribute to fluctuations in our results of operations, which are reported in U.S. dollars. To date, we have not undertaken hedging transactions to cover the currency exposure. We are also exposed to interest rate risks in connection with certain long term debt. We do not, however, enter into market sensitive instruments for trading purposes. As of September 30, 1999, we had an $8.6 million loan payable, bearing interest at the prime rate plus 0.75%, of which $3.8 million is payable in three equal installments every six months, the next payment being due November 7, 1999. The remaining $4.8 million is due November 2000 and is convertible, partially or wholly, at the holder's option, into shares of our common stock at a conversion price equal to 80% of the market price on the date of conversion, the market price being determined as the average closing market price over the twenty consecutive trading days immediately prior to the notice of conversion.

PIXTECH,  INC.

September  30,  1999

PART II  Other Information
         ITEM 1  Legal Proceedings:
                 Not applicable.

         ITEM 2  Changes in Securities:
                 (a) Not applicable
                 (b) Not applicable
                 (c) In July 1999, 70,000 shares of Series E Preferred Stock were converted into shares of
                 Common Stock, resulting in the issuance of 1,114,220 shares of the Company's Common
                 Stock.  As at October 31, 1999, there were 297,269 shares of Series E Preferred Stock outstanding.
                 In August 1999, the Company issued 100,000 shares of the Company's Common Stock to Sumitomo following the conversion of $145 of a $5,000 convertible note issued in
                                                                                         1997 to Sumitomo.
                 In August 1999, the Company entered into a private equity line agreement with
                 Kingsbridge Capital Ltd.  Under the terms of the equity line, PixTech has the irrevocable right, subject to certain conditions, to draw up to $15 million cash in exchange for
                 PixTech's common stock, in increments over a two-year period.  The Company may begin to make draws under the facility upon the registration of the shares for resale with the
                 Securities and Exchange Commission, which was declared effective as at September 27,
                 1999.  To date, the Company has not issued shares in connection with the Kingsbridge
                 Agreement.
                 In August 1999, the Company issued to Kingsbridge a warrant for 100,000 shares of common stock exercisable until February 6, 2003 at an exercise price of $2.30 per share.

                 In October 1999, the Company sold 12,427,146 shares of Common Stock to Unipac
                 Optoelectronics Corporation, a Taiwanese Corporation, pursuant to Regulation S of the
                 Securities Act of 1933.


         ITEM 3  Defaults upon Senior Securities:
                 Not applicable.

         ITEM 4  Submission of matters to a Vote of Security Holders :
                 None

         ITEM 5  Other Information:
                 None.

PIXTECH,  INC.

September  30,  1999
         ITEM 6  Exhibits and reports on Form 8-K:
                 (a)   Exhibits :
                 10.50  Common Stock Purchase Agreement by and between PixTech, Inc. and Unipac
                 Optoelectronics Corporation dated as of October 6, 1999.  Filed as exhibit 2.1 to the
                 Company's Current Report on Form 8-K filed with the Commission on October 28, 1999 and incorporated herein by reference.
                 10.51  Private Equity Line Agreement by and between Kingsbridge Capital Limited and
                 PixTech, Inc. dated as of August 9, 1999.  Filed as exhibit 10.48 to the Company's
                 Registration Statement on Form S-1 filed with the Commission on September 13, 1999 and incorporated herein by reference.
                 10.52  Registration Rights Agreement dated as of August 9, 1999 by and between
                 PixTech, Inc. and Kingsbridge Capital Limited. Filed as exhibit 10.49 to the Company's
                 Registration Statement on Form S-1 filed with the Commission on September 13, 1999 and incorporated herein by reference.
                 99.1  Important Factors Regarding Future Results
                 27. Financial Data Schedule
                 (b)   Reports on Form 8-K :
                 A report on Form 8-K/A was filed on August 9, 1999, amending the report on Form 8-K filed on May 27, 1999, to include unaudited pro forma consolidated financial statements under Item 7 (b). The report on Form 8-K filed on May 27, 1999 reported under Item 2 the closing by the Company of an Acquisition Agreement with Micron Technology, Inc.
                 A report on Form 8-K was filed on October 28, 1999, reporting under Item 5 the closing by the Company of a private placement of securities with Unipac Optoelectronics
                 Corporation.

PIXTECH,  INC.

September  30,  1999


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         PIXTECH, INC.


Date: November 10, 1999  BY: /s/ Yves Morel
                         ---------------------------------------
                         Yves Morel
                         Vice President, Chief Financial Officer

Date: November 10, 1999  BY: /s/ Cathie Tomao
                         ---------------------------------------
                         Cathie Tomao
                         Chief Accounting Officer

PIXTECH,  INC.

September  30,  1999

EXHIBIT  INDEX
Exhibit No.
-----------
10.50        Common Stock Purchase Agreement by and between PixTech, Inc. and Unipac
             Optoelectronics Corporation dated as of October 6, 1999.  Filed as exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on
             October 28, 1999 and incorporated herein by reference.
10.51        Private Equity Line Agreement by and between Kingsbridge Capital Limited and PixTech, Inc. dated as of August 9, 1999.  Filed as exhibit 10.48 to the
             Company's Registration Statement on Form S-1 filed with the Commission on
             September 13, 1999 and incorporated herein by reference.
10.52        Registration Rights Agreement dated as of August 9, 1999 by and between
             PixTech, Inc. and Kingsbridge Capital Limited. Filed as exhibit 10.49 to the
             Company's Registration Statement on Form S-1 filed with the Commission on
             September 13, 1999 and incorporated herein by reference.
27           Financial Data Schedule
99.1         Important Factors Regarding Future Results