Form 10-K
period 1999-12-31
PIXTECH INC /DE/
filed 2000-03-28
CIK 946144

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999      Commission File Number: 0-26380

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

              Title of each class           Name of each exchange
                                             on which registered
         ------------------------------------------------------------
                      None                           None

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

                                YES [X]  NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 2000 was: $174,338,134.

     There were 41,323,543 shares of the registrant's Common Stock outstanding as of March 1, 2000.

                            ----------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement of the Registrant for the Registrant's 2000 Annual Meeting of Shareholders to be held on or about April 18, 2000 which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year ended December 31, 1999, are incorporated by reference into Part III of this Form 10-K.

Item 1.  Business

General

     PixTech, Inc. was incorporated in Delaware in November 1993 as the parent company of PixTech S.A., a French corporation formed in June 1992. Our principal executive offices are located at Avenue Olivier Perroy, 13790, Rousset, France and at 2700 Augustine Drive, Suite 255, Santa Clara, California. Our main telephone numbers are 011-33-(0)442-29-10-00 and (408) 986-8868, respectively.

     We are dedicated to commercializing our field emission displays, a new type of flat panel displays. We expect that field emission displays will provide higher viewing quality, lower manufacturing costs and more efficient power consumption than current flat panel display technologies.

     In 1992, we exclusively licensed key patents from an electronics research institute, Laboratoire d'Electronique, de Technologie et d'Instrumentation, and since then, have focused on advancing field emission display technology toward high volume manufacturing and wide market acceptance.

     Since PixTech's inception, our strategy has been to collaborate with other parties in order to accelerate the development of field emission display technology and to optimize financial and employee resources to achieve our objective. Initially we applied this strategy to the area of fundamental research and product development by licensing our technology to certain display manufacturers, including Futaba Corporation and Motorola, Inc. After completing the development and initial commercialization of our first product, we applied this collaboration strategy towards our manufacturing efforts. We have established a manufacturing relationship with Unipac, a Taiwanese liquid crystal display manufacturer. This has accelerated the time to manufacturing as well as reduced the investment costs needed for the volume manufacturing activities of field emission displays. During 1999, we concentrated our efforts on establishing a volume manufacturing process at this facility.

     The Montpellier team was instrumental in successfully transferring the technology from the pilot facility in Montpellier to the production facility in Taiwan by providing experienced individuals and the basic "know-how". Extensive collaboration between the two facilities was critical and necessary to achieve the overall set goal, which enabled the Unipac facility to produce fully qualified products. At the same time, our Montpellier organization continued its low volume display production. Since the fourth quarter of 1999, we have been shipping fully qualified products to our customers (manufactured 100 % in Taiwan). To date no other company has been able to reach this level of commercialization of field emission technology.

     In August 1999, an existing DARPA (Defense Advanced Research Projects Agency) contract from the U.S. Department of Defense was transferred from Micron Technology, Inc. to PixTech. In November 1999, three months after the contract was transferred to PixTech we were able to complete the development of 12.1-inch monochrome displays and delivered two of them to the responsible U.S. Government agency for initial testing. The displays were cooperatively manufactured at our pilot line in Montpellier and at our new facility in Boise, Idaho.

     We are currently focused on:

     .    increasing production yields at the Unipac facility;

     .    expanding our customer base and product offering; and

     . continuing our larger size display development for various future applications.

The Flat Panel Display Market

     According to Stanford Resources, Inc., a display market research organization, the market for flat panel displays is expanding rapidly and projected to grow from $15 billion in 1999 to $35 billion in 2005, this represents a compounded growth rate of 13% per year.

     Driving forces for this growth include existing applications, such as laptop computers, handheld computers, handheld organizer products, and industrial equipment. New applications, such as flat TV's, automotive applications and desktop computer terminals, are expected to see high growth as well as new emerging applications such as wireless web appliances.

The "information age" is not only driving computer and communication technology but also the human interface to those technologies.

     As viewing quality improves and cost decreases, we expect flat panel displays to capture more and more of the total display market. Field emission technology has the potential to successfully penetrate major parts of this market.

     Currently, cathode ray tubes have a majority of the total display market with over 58% of the total display market in dollar terms (source Stanford Resources, Inc.). Despite the fact that cathode ray tubes offer the lowest cost per display today, limitation on weight, size and power dissipation is expected to reduce their market position to 43% by 2005 (source Stanford Resources, Inc.). Today, active matrix liquid crystal displays are the technology of choice for the applications where we believe field emission displays will have a successful entry. After many years of continuous development with hundreds of millions of dollars research and development expenses, active matrix liquid crystal displays still have viewing quality deficiencies compared to cathode ray tubes and field emission displays.

     The following table summarizes some of the differentiating characteristics of cathode ray tube, active matrix liquid crystal display and field emission display technologies (1):

  Characteristics                         CRT*                          AMLCD*                          FED*
Viewing angle                       Very wide horizontal and       Wide horizontal,               Very wide horizontal
                                    vertical                       limited vertical               and vertical

Video speed                         High speed over full           Adequate speed over            High speed over full
                                    temperature range              limited temperature            temperature range
                                                                   range

Brightness range                    From low to very               From low to                    From low to very
                                    high, easy to dim              medium, limited                high, easy to dim
                                                                   dimming capabilities

Dynamic range                       High                           Limited                        High

Operating temperature               Wide range                     Limited range due to           Wide range and instant-on at
                                                                   liquid crystal                 low temperature
                                                                   behavior

Power consumption                   High                           Current industry               Comparable to
                                                                   standard                       current industry
                                                                                                  standard

Manufacturability                   Mature process                 Complex process                Early stage of manufacturing
                                    offering lowest cost                                          development;
                                                                                                  Fewer process steps
                                                                                                  than AMLCD

     . Dynamic range results from a combination of contrast and peak brightness.

*CRT = cathode ray tubes
*AMLCD = active matrix liquid crystal displays
*FED = field emission displays

------------------------------

/1/ The information set forth in this table is based upon our assessment of existing cathode ray tube and active matrix liquid crystal display products when compared to field emission display products and prototypes manufactured at our pilot plant. We cannot assure you that field emission displays, if manufactured in commercial quantities, will achieve such performance characteristics on a cost-effective basis.

Technology

     The basic principle used in field emission displays is the same as in conventional cathode ray tubes. In both technologies, negatively charged electrons are extracted from a source (the ''cathode'') and collected by a phosphor-coated screen (the ''anode''), which is held at a positive voltage to accelerate electrons. The electrons travel in a vacuum between the cathode and the anode. The phosphor coating is a cathodoluminescent material, meaning that it emits light when hit by electrons. Color is created by using different colored phosphors and by directing the electrons so that they address each different color phosphor separately.

     In a field emission display, each picture element (a "pixel") on the screen has multiple electron sources from an array of electron-emitting microtips. The emitting cathode surface, organized into a matrix of rows and columns, is held closely to the receiving anode. Selection of cathode row and column voltages determines which pixel will be illuminated.

     A field emission color display needs three "sub pixels" for each "pixel" to compose the color. In order to achieve the luminance value required, a higher anode voltage is needed when compared to monochrome displays. The potential additional technology issues to be mastered by using a higher anode voltage require different sealing and spacer technologies. Our cathode technology can be used for both, low and high anode voltage technologies. Our originally developed cathode and low anode voltage technology combined with the technology acquired from Micron gives us a base foundation of technologies which we can implement into a wide variety of future products.

Strategy

     Our strategy is to develop, manufacture and market flat panel displays using field emission technology as the key product attribute compared to our competition.

Market Entry

     Our market entry strategy is to focus on niche applications where the unique performance of our field emission displays, such as wide viewing angles, high contrast ratio and low power consumption are highly valued by the customer and have not yet been equaled by other display technologies. Applications such as portable medical devices, industrial equipment, and applications where cathode ray tubes are still used due to viewing quality requirements, have display costs that represent a small percentage of the total equipment cost. In addition, these applications generally have small to medium volume requirements that we will be able to serve from our manufacturing partner in Taiwan. We expect that 4 to 8-inch (diagonal), monochrome field emission displays for industrial usage will provide the majority of product revenues for the next two years.

Increase market penetration

     To increase market penetration, product revenues and profitability, we intend to launch additional products with larger volumes, and capture consumer oriented market segments. We have targeted the various applications in the automobile market sector, which are currently using a variety of display technologies. This market is expected to grow very fast with major car manufacturers adopting an aggressive strategy to incorporate flat panel displays in their respective applications. Field emission displays' wide operating temperature range, wide viewing angle and environmental friendly technology will play a major role in penetrating this large market segments. We are currently participating with a large automotive manufacturer and several other companies in an European supported development program to develop a specific 7-inch field emission displays for an automotive application. If successful during the development phase, we will have positioned ourselves with a system integrator and automotive manufacturer with high volume needs.

Research and Development effort

     The development of field emission display manufacturing processes and products require a significant ongoing effort. Since inception, we have leveraged the development activities of Laboratoire d'Electronique, de Technologie et d'Instrumentation, where we have obtained an exclusive license of many key patents. With increased development efforts and a shift of our priorities to volume manufacturing our relationship with Laboratoire d'Electronique, de Technologie et d'Instrumentation remains vital.

     Our Montpellier team will concentrate activities on cathode development, process architecture, process flow and product development. Our Boise team will focus on its strengths: anode, sealing and spacer technology, and will concentrate on the back-end part of the color and large display process development programs.

Our licensing program

     Between 1993 and 1995, we entered into bilateral cooperation and license agreements with Motorola, Futaba, Raytheon and Texas Instruments to advance field emission displays technology. These agreements provided each of these companies with a license, subject to certain limitations, to all field emission displays technology owned by PixTech, Laboratoire d'Electronique, de Technologie et d'Instrumentation and the other parties. These agreements gave us a royalty-free license to any field emission displays technology held within the group at the term of the agreements, with certain rights to sublicense. In addition, we received milestone revenues during the cooperation phase. The agreement with Texas Instruments was terminated in March 1996, but the license to Texas Instruments' field emission display technology was maintained. We believe that one of our existing licensees, Raytheon Company, may have suspended its internal program to develop field emission displays.

     Although the cooperation phases of these agreements have all ended, we are granted royalty-free licenses to all field emission display technology held by each party at the end of each respective cooperation period, with certain rights to sublicense. We are also entitled to royalties on future sales by any of these licensees of any field emission display products, which are based on our technology.

Micron

     In May 1999, we purchased certain assets and liabilities of Micron Technology's Display Division in Boise, Idaho. At the same time, we hired 44 Micron employees who have continue to work in the Boise facility. Since that time additional development personnel from Santa Clara have been relocated to Boise, and the integrated team will continue to focus on color products and large displays.

     In connection with our acquisition, we were granted a ten-year, worldwide royalty-free license to Micron's field emission display-related patents and patent applications, and lease Micron's facility which had been used by Micron's Display Division.

Manufacturing

     Our present strategy is to outsource volume manufacturing. In 1997, we entered into a contract manufacturing agreement with Unipac, a Taiwanese liquid crystal displays manufacturer and an affiliate of United Microelectronics Corporation, Taiwan's second largest semiconductor manufacturer. This relationship, using existing clean room facilities, existing infrastructures and some of the equipment commonly used in liquid crystal displays and the field emission displays process, and was determined to be the fastest way to volume manufacturing maximizing the lowest equipment investment costs. Under this agreement, we will purchase displays from Unipac on a cost plus basis after the field emission display process is installed and certain production criteria are met. During the start-up phase, PixTech will bear all costs associated with this activity. After the production phase is reached, Unipac has the responsibility to take care of volume expansion investments to meet PixTech's demand of field emission display products. We intend to install a profit sharing mechanism to motivate Unipac to work on yield improvements and other cost reduction programs.

     In 1998, we installed all of the field emission display specific equipment at the Unipac facility and started to transfer the process from the pilot line in Montpellier. This task was more complicated than originally expected due to the fact that key equipment was different and they each required specific process calibration programs. In 1999, we needed to change a key piece of equipment. After completion of this activity, the quality of the manufactured displays improved to a level, which is comparable to the quality of the products manufactured in our pilot line in Montpellier. Since the fourth quarter 1999, we have been able to ship fully qualified products to our customer in the U.S. on a weekly basis.

     In 2000, we will concentrate on yield improvements, cycle time reduction and increased production line loading. At the present time, we do not expect to meet our manufacturing cost objectives on a per unit base before 2001. Presently, it is our intention that we produce our 7-inch color product at Unipac as soon as the development in Montpellier is completed and the market demand supports this activity.

Large Display development activity

     In 1998, we were able to demonstrate the world's first 15-inch color field emission display. This was a program to understand the technology requirements for a large field emission display. Since that time, we have started a development program with a major Japanese cathode ray tubes manufacturer with the goal to develop a 17-0 inch XGA display for the desktop computing market.

     After the transfer of the DARPA contract from Micron to PixTech, we developed a 12.1-inch monochrome display and are in the final development phase of a same size color display. We believe that the requirements for future desktop computing, include full motion video, wide viewing angle, fast response for computer games, can be met with field emission technology. We also believe that the emerging market of wireless web appliances requires the same kind of display performance characteristics.

Products

     Our current available product is a 5.2-inch monochrome display. This display has 320 lines and 240 columns (1/4 Video Graphic Adapter (VGA) format), a pixel pitch of 0.33 millimeters, and a viewing angle or more than 160 degrees both horizontally and vertically. Its brightness varies over a range from 120 to 240 candelas per square meter (cd/m2). Its power consumption is approximately
2.4 watts, depending on the content of the image, and its weight is less than 200 grams.

     We expect to sell the first samples of our full color 5.6-inch display, which is currently under development, during the first half of 2000 to customers in the automotive industry. In addition, we intend to expand our product range within the 4 to 8-inch display market segment.

Marketing and Sales

     Target Segments We are currently marketing our displays (5.2-inch monochrome) directly to original equipment manufacturers in the instrumentation; medical and military market segments where the benefits of our products are highly valued. We have not targeted high volume consumer application market segments yet, which are large but extremely price competitive. Furthermore, these market segments require volume commitments, which are beyond our present capabilities.

     Pricing We believe that field emission displays will provide significant quality and operational advantages compared with competing flat panel displays. Therefore, we believe that we can achieve premium pricing for the near future. This allows us to reach more economical production levels at a time we have to compete on both pricing and features.

     Distribution and Sales We intend to achieve sales coverage through a combination of the following three areas:

     . Direct sales and marketing force which will address major original equipment manufacturing customers in the US and Europe;

     . a network of sales representatives to expand coverage mainly in the U.S.;

     . a network of distributors to address specific areas of the worldwide market and to offer technical and commercial customer support.

We have granted exclusive distribution rights to Sumitomo in Japan to cover the Japanese market.

Customers To date, we have sold samples of our displays to more than one hundred customers, mostly based in the United States and in Europe. Since early 1998, a large percentage of our products were shipped to Zoll Medical Corporation, a U.S. medical equipment manufacturer, which markets a portable defibrillator incorporating our field emission displays. We received a purchase order to deliver 50,000 displays to Zoll Medical over a 5-year period. Zoll Medical uses the screens as a key differentiator against competing products using liquid crystal display screens, emphasizing some of the key characteristics of field emission displays, including brightness and viewing angle. We are negotiating with potential new customers, and we believe that we can book new orders when the units' shipments from Unipac exceed the units' deliveries to Zoll Medical.

     Our marketing strategy for our color and large screen products will initially differ from the above-described strategy. We believe that the uniqueness of the field emission display requires a close cooperation with potential customers at the development phase. Therefore, our initial products aimed for volume manufacturing will be developed with a leading customer in the target market such as a major cathode ray tubes manufacturer in Japan for the 17-inch XGA product, Audi in Germany for the initial 7-inch product. We have not selected a potential partner for the emerging 10 to 12 inch web appliance market yet.

Competition

     The flat panel display market is intensely competitive in all product sizes and applications. It is currently dominated by liquid crystal technology. Liquid crystal display manufacturers, such as Sharp, NEC and Hitachi, have greater brand and name recognition than we have and they have substantially more financial, technological and marketing resources. Substantial investments are still being made by these companies to improve liquid crystal display technologies. Liquid crystal displays manufacturers have focused on enhancing their manufacturing processes, built more manufacturing facilities and developed new equipment for larger size substrates, ultimately increasing their display outputs resulting in an overall increase in flat panel display manufacturing capacities. This coupled with the entrance of new competitors and other flat panel display technologies can cause an `over-supply' situation leading to reductions in the average selling price of flat panel displays. To effectively compete, we may be required to continuously increase the performance of our products and reduce prices. In the event of price reductions, our ability to maintain gross margins would depend on our ability to effectively reduce our cost of sales.

     There are a number of domestic and international companies developing and marketing display devices using alternative technologies. These terminilogies include:

     .    Passive matrix liquid crystal displays;

     .    Active matrix liquid crystal displays;

     .    Vacuum fluorescent displays;

     .    Electroluminescent panels; and

     .    Plasma panels.

     Our cooperation phase with Futaba concluded in January 1997 and June 1998, with Motorola. However, both of them continue their development and investments in field emission display technology. In the future, we expect to face competition from both Futaba as well as Motorola. In addition, some of the basic field emission display technology is now in the public domain and, as a result, we have a number of additional potential direct competitors developing field emission displays.


     We are aware of several other companies, which are developing field emission display technologies similar to ours, including but not limited to:

     .    Sony;

     .    Fujitsu;

     .    Samsung;

     .    Candescent;

     .    FED Corporation; and

     .    SI Diamond Technology Incorporated.

     Many of these companies have made, and may continue to make, significant advancements to their respective field emission display technologies.

Patents and Trade Secrets

     Our fundamental technology was developed by Laboratoire d'Electronique, de Technologie et d'Instrumentation and licensed to PixTech in 1992. Under this license agreement, which has a term of twenty years, Commissariat a l'Energie Atomique granted us an exclusive, worldwide, royalty-bearing license, with right to sublicense all of field emission display technologies developed by Commissariat a l'Energie Atomique (including Laboratoire d'Electronique, de Technologie et d'Instrumentation).

     Taking into account PixTech's own patent portfolio and license agreements signed with Commissariat a l'Energie Atomique, Motorola, Texas Instruments, Futaba, Raytheon, Coloray and Micron, we hold or had licensed to 1,545 patents and pending patent applications as of December 31, 1999. This represents a total of 784 original patents and pending patent applications, of which 401 are U.S. patents, 290 are U.S. pending patent applications and 93 are foreign patents or pending patent applications. As further development continues, we expect to file additional patent applications as appropriate.

Employees

     As of December 31, 1999, we had approximately 190 employees worldwide, of whom 61 were in research and development, 94 in process development and production, 4 in marketing and sales, and 31 in administrative positions.

     In addition, as of December 31, 1999, Laboratoire d'Electronique, de Technologie et d'Instrumentation had 10 full-time employees working exclusively for our research and development program. And Unipac had 68 full-time employees working exclusively on the start-up of our field emission display manufacturing process while relying on other manufacturing employees to perform a significant portion of the manufacture of field emission displays.

     We believe that our future success will depend, in part, on our ability to attract and retain highly skilled technical, marketing and management personnel. Management believes that its employee relations are good.

Item 1A.  Business Executive Officers of the Registrant

     As of December 31, 1999, our executive officers were as follows:

                Name                     Age                           Position held with us
                ----                     ---                           ---------------------
Jean-Luc Grand-Clement                    60         Chairman of the Board of Directors
Dieter Mezger                             56         President, Chief Executive Officer and Director
Francis G. Courreges /(1)/                46         Executive Vice President, Development Chief Technology Officer
James J. Cathey                           35         Vice President, Marketing and Sales
Donald E. Crim                            57         Vice President, Manufacturing, Taiwan
Michel Garcia                             52         Vice President, Industrial Partners
Jean-Jacques Louart                       50         Vice President, Operations
Yves Morel /(2)/                          33         Chief Financial Officer
Marie Boem /(3)/                          49         Interim Chief Financial Officer

/(1)/ Francis Courreges resigned from PixTech on January 5, 2000.
/(2)/ Yves Morel resigned from PixTech on December 10, 2000.
/(3)/ Marie Boem was elected an executive officer on February 22, 2000.

Each officer's term of office extends until the first meeting of the Board of Directors following the next annual meeting of stockholders and until a successor is elected and qualified.

     Jean-Luc Grand-Clement, a founder of PixTech, has been our Chairman of the Board of Directors since our inception in 1992. Mr. Grand-Clement was our President through March 1998 and our Chief Executive Officer through January 1999. Prior to founding PixTech, Mr. Grand-Clement co-founded European Silicon Structures, a European applications specific integrated circuit supplier for cell based and full custom semiconductor products, and served as Chief Executive Officer and then as Chairman of the Board of Directors of European Silicon Structures from its founding in 1985 until 1991. From 1967 to 1978 and from 1982 to 1985, Mr. Grand-Clement held various positions with Motorola, Inc., most recently as Vice-President and Assistant General Manager of the Motorola European Semiconductor Group from 1983 to 1985. From 1978 to 1982, Mr. Grand-Clement was the Managing Director of Eurotechnique, a metal-oxide semiconductor design and fabrication joint venture between National Semiconductor and Saint-Gobain. Mr. Grand-Clement graduated from Ecole Nationale Superieure des Telecommunications in Paris.

     Dieter Mezger joined PixTech in March 1998 as President and was elected Chief Executive Officer in January 1999. Between 1996 and 1998, Mr. Mezger worked as a marketing consultant in California. Between 1990 and 1996, Mr. Mezger was President of Compass Design Automation, a wholly owned subsidiary of VLSI Technology, Inc. which develops and markets computer assisted design software tools for integrated circuits designs. From 1984 to 1990, Mr. Mezger established VLSI's European presence in Munich, building the European marketing and sales organizations, design centers, research and development operations, as well as its finance and human resources departments. Mr. Mezger simultaneously built VLSI's wireless and Global System for mobile communication businesses. Prior to joining VLSI, Mr. Mezger career included fifteen years with Texas Instruments, where he rose to the position of Manager, Sales and Marketing, Europe. He holds a BS in engineering from the University of Stuttgart.

     James J. Cathey has been our Vice President, Marketing and Sales since May 1999. Mr. Cathey served as Vice President Sales and Marketing for the Display Division of Micron Technology, Inc., from 1994 to 1999. From 1991 to 1994 Mr. Cathey was Vice President Sales and Marketing for G2, Inc., a software development company. From 1989 to 1991 he was key accounts manager for Micron Technology's Memory applications group. Mr. Cathey holds a BA in Marketing from Boise State University.

     Francis G. Courreges had served as our Executive Vice-President, Development since July 1995. He was promoted to Chief Technology Officer in May 1999. From July 1993 to July 1995, he was our Vice-President of Marketing and Development. Prior to joining PixTech, Mr. Courreges was a co-founder of European Silicon Structures, and served as Manager of direct write technology for metal-oxide semiconductors and gate array products from 1985 to 1991 and Vice-President of Marketing from 1991 to 1992. Prior to joining European Silicon Structures, Mr. Courreges was product-engineering manager at Sierra Semiconductor from 1984 to 1985. He held various process and product engineering positions at Electronic Arrays from 1977 to 1979, at National Semiconductor, from 1979 to 1980 and at Eurotechnique, from 1980 to 1984. Mr. Courreges graduated from Ecole Nationale Superieure des Arts et Metiers and holds M.S. and Ph.D. degrees in Materials Science from Stanford University. Mr. Courreges resigned PixTech on January 5, 2000.

     Donald E. Crim has been our Vice President, Manufacturing, Taiwan since April 1999. From June 1988 to December 1995, Mr. Crim was senior vice president wafer fabrication and technology at Silicon Systems, Inc. Over that period, he grew the manufacturing activities to support sales growth from $100 million to $400 million. His responsibilities included overseeing all semiconductor wafer manufacturing, technology development and wafer foundry services. Additional responsibilities included establishing outside foundry suppliers in Taiwan, Japan, Korea, Singapore and USA. Since June 1998 and in 1996, Mr. Crim was a consultant for several companies. His customers included IBM, Dallas Semiconductor, Tower Semiconductor and others.

     Michel Garcia, a founder of PixTech, has served as our Vice President, Industrial Partners since August 1995. From inception to August 1995, he had served as Vice-President of Equipment Engineering. In 1986, Mr. Garcia founded Microsolve, a semiconductor processing equipment company, which he managed for five years. From 1981 to 1985, he served as operations manager at Eurotechnique; from 1979 to 1981, he served as fab process manager at Eurotechnique, and from 1977 to 1979 he served as a process engineer at Motorola. In 1970, Mr. Garcia graduated from Ecole Nationale Superieure d'Electronique et de Radioelectricite de Grenoble, and he received a degree of Doctor of Microelectronics from Grenoble University.

     Jean-Jacques Louart joined PixTech in May 1997 as Vice-President of Operations. Mr. Louart served as Quality Director of LX Management, a consultant agency, from 1995 to 1997. From 1993 to 1995, he was president of SIP, an equipment engineering company. Prior to that, Mr. Louart spent 18 years with IBM, holding process and manufacturing management positions. Mr. Louart graduated from Ecole de l'Air and holds a management degree from CPA, Paris.

     Yves Morel joined PixTech in April 1994 as Director of Finance and Administration. He was promoted to Chief Financial Officer in March 1997 and to Vice President in March 1998. From 1993 to 1994, Mr. Morel was Finance Manager of International Software Enterprise, a hardware and software distribution group. From 1992 to 1993, Mr. Morel served as Controller at Genoyer S.A., a manufacturing and distribution company in the industrial valve and piping field. From 1989 to 1992, Mr. Morel was employed at Price Waterhouse. Mr. Morel graduated from the Ecole des Hautes Etudes Commerciales and he obtained a Diplome d'Etudes Superieures Comptables et Financieres. Mr. Morel resigned from PixTech as of December 10, 1999.

     Marie Boem was appointed Chief Financial Officer in February 2000. Prior to joining PixTech, Mrs. Boem served as Director of Finance of Compass Design Automation, a wholly owned subsidiary of VLSI Technology, Inc. which develops and markets computer assisted design software tools for IC designs from 1991 to 1998. She has also held the positions of International and European Controller for Compass. Mrs. Boem joined Compass from VLSI Technology, Inc. where she was the Financial Controller for the Western Europe organization and for the European Research and Development Center from 1987 to 1991. Prior to joining VLSI, Mrs. Boem was Finance Controller with National Semiconductor, from 1984 to 1987. Mrs. Boem holds a Master of Professional Accountancy and a Bachelor Degree in Business Administration from Toulouse University.

Item 2.  Properties

     Montpellier, France: We rent a facility including a clean room, office area, and engineering laboratories in Montpellier, France, having 31,100 square feet (2,900 square meters) of space. The Montpellier lease terminates in 2000, with an option to renew. The lease is renewable for an additional three-year term.

     Boise, Idaho: We lease a total of approximately 58,000 square feet (5,388 square meters) of space in Boise, Idaho, including a clean room, devoted to our research and development activities, under a three-year lease from Micron expiring in May, 2002. The lease is renewable for an additional three-year term.

     Santa Clara, California: We lease a total of approximately 2,570 square feet (250 square meters) of space in Santa Clara, California, for our sales offices, under a lease, which terminates in 2001. The lease is renewable for an additional term of three years.

     Rousset, France: Our corporate offices are located in an approximately 11,000 square foot (1,000 square meters) facility located in Rousset, France. We own the facility and occupy approximately 5,500 square feet (500 square meters) of floor space. A third party rents the rest of the area under a lease, which terminates in June 2002.

Item 3.  Legal Proceedings

     We have received correspondence from Futaba Corporation and its legal counsel beginning in February 1998 alleging the following:

     . we are infringing one or more patents owned by Futaba relating to the construction and manufacture of our displays that are not expressly included under the license agreement between us and Futaba;

     . our use of terms such as "alliance" and "partners" in describing the nature of our contractual relationships with Motorola, Raytheon and Futaba in reports filed with the SEC is misleading; and

     . certain provisions in our agreement with Unipac constitute an impermissible sublicense of Futaba technology.

      Futaba has also claimed that we improperly supplied certain Futaba proprietary information to Unipac, and that Unipac has, in turn, disclosed such information to a third party vendor. We have accepted an offer of settlement from Futaba, reflected in correspondence dated December 15, 1999 and December 30, 1999, pursuant to which Futaba has waived these claims against us. Futaba and PixTech are currently preparing a definitive written settlement agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

On January 18, 2000, we held a Special Meeting of Shareholders. The tabulation of the voting is as follows

                                                                   For               Against           Abstentions
                                                                   ---               -------           -----------
1.   Increase the number of authorized shares of our            27,546,899              300              793,656
     Capital Stock from 61,000,000 to 101,000,000 shares.

2.   Proposal to issue up to 9,320,359 shares of our            23,118,817              300              793,656
     Common Stock to UMC

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters

     Our Common Stock commenced trading on July 18, 1995 on the Nasdaq National Market and has been listed on the European Association of Securities Dealers Automated Quotation ("Easdaq") system since February 12, 1997, under the symbol "PIXT".

     The foregoing bid quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions. As of December 31, 1999, there were approximately 80 holders of record of our Common Stock.

     The following table sets the high and low sales price for the Common Stock for each calendar quarter in the two year period ended December 31, 1999, as listed on Nasdaq.

Stock Prices ($)

                  Year ended Dec. 31, 1998  Year ended Dec. 31, 1999          2000*
                  ------------------------  ------------------------          -----
                     High         Low           High          Low          High     Low
First Quarter       6  1/5      2  5/16        3  5/16     1  1/2         11 5/8   1  3/4
Second Quarter      7  3/4      4  1/2         2  5/8      1  11/32
Third Quarter       5  1/2      2  3/4         2  1/4      1  15/32
Fourth Quarter      3  15/16    1  3/8         2  5/8      1  1/2

* For the period for January 1st, 2000 to March 1st, 2000

     We have never paid or declared any cash dividends on our Common Stock. We currently intend to retain any future earnings for our business and, therefore, do not anticipate paying cash dividends in the foreseeable future. Future dividends, if any, will depend on, among other things, our results of operations, capital requirements, restrictions in loan agreements and on such other factors as our board of directors, in our discretion, may consider relevant.

     In October, November and December 1999, we issued 50,000, 300,000, and 300,000 shares, respectively, of our Common Stock upon conversion of portions of a promissory note held by Sumitomo [see Note 7(a) - Long Term Debt], resulting in net decrease of our obligation of $943,000.

     In November 1999, we sold 624,809 shares of our Common Stock in relation with the equity private line agreement with Kingsbridge Capital Ltd. (the "Kingsbridge agreement"), resulting in net proceeds of $824,000.

     In December 1999, we issued 14,000 shares of our Common Stock in relation with the Coloray Agreement, valued at $3.57 per share, representing a total amount of $50,000.

     In October, 1999, we completed a $20 million equity private placement with Unipac Optoelectronics Corporation. Under the term of this agreement, Unipac received 12.4 million shares of Common Stock.

Item 6.  Selected Financial Data

     The selected financial data set forth below as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999 are derived from PixTech's consolidated financial statements included elsewhere in this Report, which have been audited by Ernst & Young, independent auditors. The selected financial data set forth below as of December 31, 1997, 1996 and 1995 and for the years ended December 31, 1996 and 1995 are derived from audited consolidated financial statements not included in this Report. This data should be read in conjunction with PixTech's consolidated financial statements and related notes thereto, and ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' under Item 7 of this report.

                                                                                       Fiscal Year
                                                           -------------------------------------------------------------------
                                                              1995          1996          1997          1998          1999
                                                           -----------  ------------  ------------  ------------  ------------
                                                                            (in thousands, except per share)
Operations
Total revenues...........................................     $11,513      $  7,644      $  3,819      $  3,652      $  5,392
Loss from operations.....................................      (9,278)      (12,041)      (15,774)      (19,686)      (26,487)
Net loss.................................................      (6,305)      (11,719)      (14,664)      (17,863)      (28,940)
Net loss per share.......................................       (0.82)        (1.44)        (1.12)        (1.23)        (1.26)
Shares used in computing net loss per share..............       7,697         8,137        13,140        14,548        22,948

Balance Sheet
Working deficit / capital................................      15,919          (859)        9,290           145       (17,740)
Total assets.............................................      45,379        29,565        41,648        47,394        51,169
Total assets, less current assets........................      18,569        19,701        24,058        32,592        32,313
Total long term debt /(1)/...............................       6,263         4,709        13,428        22,389        21,302
Long term liabilities, less current portion..............       9,958         6,743        14,568        19,480        11,019
Stockholders' equity.....................................      24,530        12,099        18,780        13,257        19,884

(1) including capital leases and current portion

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     PixTech was founded in June 1992 to develop and commercialize field emission displays. Since inception, we have been a development stage company and our operating activities related primarily to raising capital, conducting research and development activities, concluding cooperation and license agreements with certain displays manufacturers, including Motorola, Inc. and Futaba Corporation, and establishing manufacturing capabilities for our field emission displays.

     Pursuant to a contract manufacturing agreement signed with Unipac in May 1997, and after the adaptation of Unipac's plant, including addition of certain equipment and the transfer of our manufacturing processes, we are producing fully qualified displays at Unipac. While current shipments of field emission displays are still minimal, we expect to increase significantly the production volumes throughout the year 2000. However, we do not anticipate generating positive gross margins on our sales of products in year 2000.

     In March 1999, we acquired certain assets of Micron Technology, Inc. relating to field emission displays including equipment and other tangible assets, certain contract rights and cash. The accompanying financial statements reflect the acquisition of assets for a cost of $17,932,000 and the assumption of certain liabilities in the amount of $2,958,000 in consideration of the issuance of 7,133,562 shares of common stock and a warrant to purchase 310,000 shares of common stock.

     Our revenues from 1999 have relied mainly on cooperation and license revenue from funding under grants from the French Government and the European Union. Also, in 1999, we had significant revenue from the DARPA contract.

     Under a license agreement with the French Atomic Energy Commission, we are obligated to make royalty payments on our product sales and to pass-through a portion of royalties on sales of royalty-bearing products by our sublicensees. Under an amendment to the Laboratoire d'Electronique, de Technologie et d'Instrumentation license agreement signed in 1997, the royalty rates and minimum payments payable to French Atomic Energy Commission were temporarily increased for a period of three years. Royalty amounts accrued under this agreement were:

         Year               Royalty Amount
         ----               --------------
     1996..........               $ 45,000
     1997..........               $109,000
     1998..........               $308,000
     1999..........               $364,000

(See Notes to Consolidated Financial Statements--Note 16--Related Party Transactions).


     All of our expenses to date, except royalties and pass-through expenses payable to French Atomic Energy Commission and tax expenses directly associated with revenues from cooperation and license agreements have been recorded as operating expenses, since we have not shipped enough products to determine a meaningful cost of products sold category.

     We have incurred cumulative losses of $83.1 million from inception to December 31, 1999. We have recorded operating losses every quarter since 1996, and we expect to incur additional operating losses. The magnitude and duration of our future losses will depend on a number of factors within and outside of our control, including the rate at which we can successfully manufacture and commercialize our field emission displays, if at all, and the related costs of such efforts. Successful commercialization of our displays will in turn depend on a number of factors, including the successful development of sufficient market demand for our products.

Results of Operations

     Cooperation and license revenues: We recognized revenues under cooperation and license agreements of $1.9 million in 1997 and $1.2 million in 1998; we recognized no cooperation and license agreement revenues in 1999. The significant decrease in cooperation and license revenues in 1997 and 1998 over 1996 reflects the achievement at the end of 1996 of most of our contractual milestones. The cooperation phase of these agreements, which had generated milestone revenues for us, expired in June 1998. In the future, we may derive royalty revenues only under existing cooperation and license agreements. These royalty revenues will be based on licensees' sales, if any, of royalty-bearing products.

     We may grant royalty-bearing licenses to third parties to the field emission display technology cross-licensed to us from our licensees, subject to certain restrictions. Royalties payable to us under these third-party licenses would be shared with the existing licensees.

     In 1997, we entered into a cooperation agreement with a major Japanese cathode ray tube manufacturer to demonstrate a 15-inch field emission display. Revenues generated under this agreement in 1997 and 1998 were included in Cooperation and License Revenues. In February 1999, we entered into a subsequent cooperation agreement with our cathode ray tube partner. We will not record any significant revenues under this agreement.

     Product Sales: We recognized product sales of $745,000 in 1997, $445,000 in 1998 and $484,000 in 1999. Through 1997, these product sales primarily represented the shipment of a few high-priced field emission display displays and cathodes to customers for evaluation and product development purposes. In 1999, product revenues remained relatively constant compared to 1998, and primarily reflected the shipment of displays to our first volume customer, Zoll Medical.

     Other Revenues: Other revenues consist of funding under European development contracts, our DARPA contract and other miscellaneous revenues. Other revenues were $1.1 million in 1997, $1.9 million in 1998 and $4.9 million in 1999. Of these revenues, $663,000 in 1997 and $1.2 million in 1998 relate to a development contract granted in December 1994 from the French Ministry of Industry to support manufacturing of field emission displays. There were no revenues under this contract in 1999. We successfully completed this development contract in 1998 and will not derive any additional revenue from it. We received $2.0 million from DARPA in 1999. In addition, we expect to earn development-contract related revenues in 2000, primarily following expected recognition as income of certain amounts which we collected before December 31, 1999, and previously recorded as deferred revenues (See Notes to Consolidated Financial Statements--Note 12--Other and Deferred Revenues).

     Research and Development Expenses--Acquisition of Intellectual Property
Rights: Since inception, we have expensed $4.9 million for the acquisition of intellectual property rights from our licensees and other third parties. In 1999, we expensed $75,000 in connection with a license agreement with Coloray Display Corporation, a California corporation, providing us with a worldwide, non-exclusive royalty-free license on certain technologies related to field emission displays.

     Other Research and Development Expenses

     These expenses include salaries and associated expenses for in-house research and development activities conducted both in our pilot plant and our research and development facility in Boise, Idaho, the cost of staffing and operating our pilot manufacturing facility and the cost of supporting the transfer and adaptation of our field emission display technology to Unipac, as well as obligations to Commissariat a l'Energie Atomique under the Laboratoire d'Electronique, de Technologie et d'Instrumentation research agreement, and miscellaneous contract consulting fees. As part of the acquisition of Micron Display's assets in May 1999, we hired 44 employees to continue research and development work in the Boise facility, thus reinforcing our field emission display technology development efforts. In addition, the development team located in Santa Clara was moved to Boise with an aim to focus our efforts on the expansion of the large display effort.

     As a result, other research and development expenses increased from $15.4 million in 1997 and $19.2 million in 1998 to $27.2 million in 1999. The increase primarily reflected the costs associated with the research and development activities conducted in Boise following the Micron Transaction signed at the end of May 1999 and the cost of supporting the manufacturing start-up at Unipac.

     Sales and Marketing Expenses: We incurred sales and marketing expenses of $1.4 million in 1997, $1.4 million in 1998 and $1.2 million in 1999. Sales and marketing expenses may increase in the future, reflecting the expansion of our sales and marketing organization both in the United States and in Europe, in order to achieve a successful commercialization phase for our products.

     General and Administrative Expenses: General and administrative expenses amounted to $2.9 million in 1999, an increase of 19% over general and administrative expenses incurred in 1998, which amounted to $2.5 million. The increase primarily reflected the cost associated with the new facility in Boise. General and administrative expenses amounted to $2.4 million in 1997.

     Interest Income (Expense), Net: Interest income consists of interest on available and restricted cash. Interest expense consists of interest payable on long-term obligations. Net interest expense was $864,000 in 1999, compared to $708,000 in 1998 and $470,000 in 1997, reflecting the increase in long-term liabilities.

     Currency Fluctuations: Although a significant portion of our revenues are denominated in U.S. dollars, a substantial portion of our operating expenses are denominated in Euros. Gains and losses on the conversion to U.S. dollars of assets and liabilities denominated in Euros may contribute to fluctuations in our results of operations, which are reported in U.S. dollars. Most of our capital lease obligation is expressed in Taiwanese dollars. Since 1998, fluctuations of the parity of the Taiwanese dollar versus the Euro caused significant foreign exchange gains or losses. We incurred net foreign exchange gains of $54,000 in 1997 and $372,000 in 1998 and net foreign exchange loss of $1,076,000 in 1999. We cannot predict the effect of exchange rate fluctuations on future operating results. To date, we have not yet undertaken hedging transactions to cover our currency exposure.

     Income tax: We have recognized French income tax benefits of $8.1 million since our inception, including $797,000 in 1997, $758,000 in 1998 and $43,000 in 1999. These income tax benefits represent tax credits for research and development activities we conducted in France and the benefit of net operating loss carry forward, net of valuation allowance. As of December 31, 1999, we provided for a valuation allowance of $1.5 million against a net deferred tax asset of $2.8 million. We will collect the tax credits for research and development in cash if we are not able to credit them against future income tax liabilities within three fiscal years. We collected $29,000 in 1997 for our 1992 income tax benefits, $2.8 million in 1998 for our 1993 and 1994 income tax benefits and $2.8 million in 1999 for our 1995 income tax benefits.

     In the future, we may not record significant additional tax credit for research and development activities in France, as the benefit is based on increases in eligible research and development expenses in a given year over the two previous fiscal years.

     As of December 31, 1999, our net operating loss carried forward in France were approximately $60.0 million of which $4.8 million will expire in 2000, $5.1 million in 2001, $9.1 million in 2002, $13.3 million in 2003 and $15 million in 2004 if they are not utilized.

Quarterly Results of Operations

     The following table presents certain unaudited quarterly financial information for each quarter in 1998 and 1999. In the opinion of our management, this information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results set forth herein. Our quarterly results are subject to fluctuations and thus, the operating results for any quarter are not necessarily indicative for any future period.

   (amounts in thousands)                                         Three Months Ended
                               ----------------------------------------------------------------------------------------
                               Mar. 31,   June 30,   Sept. 30,   Dec. 31,   Mar. 31,   June 30,   Sept. 30,   Dec. 31,
                               ---------  ---------  ----------  ---------  ---------  ---------  ----------  ---------
                                 1998       1998        1998       1998       1999       1999        1999       1999
                               ---------  ---------  ----------  ---------  ---------  ---------  ----------  ---------
Revenues:
 Cooperation and license
  revenues....................  $    --    $ 1,001     $   238    $    --    $    --    $    --     $    --    $    --
 Product sales................       21         66         135        223        161        178          71         74
 Other revenues...............    1,232        311         225        200      2,000        314         877      1,717
                                -------    -------     -------    -------    -------    -------     -------    -------
                                  1,253      1,378         598        423      2,161        492         948      1,791
Cost of revenues:
 License fees and royalties...      (79)      (122)        (80)       305        (87)       (85)        (82)      (107)
                                -------    -------     -------    -------    -------    -------     -------    -------
Gross margin:                     1,174      1,256         518        728      2,074        407         866      1,684
 Operating expenses:
 Research and development.....    3,925      4,553       5,107      5,829      5,587      6,616       7,210      7,843
 Sales and marketing..........      339        354         371        369        351        329         338        261
 General and administrative...      637        586         639        653        730        772         787        694
                                -------    -------     -------    -------    -------    -------     -------    -------
  Total operating expenses        4,901      5,493       6,117      6,851      6,668      7,717       8,335      8,798
                                -------    -------     -------    -------    -------    -------     -------    -------
Loss from operations..........   (3,727)    (4,237)     (5,599)    (6,123)    (4,594)    (7,310)     (7,469)    (7,114)
Interest income (expense),          (80)      (174)       (208)      (246)      (266)       (98)       (244)      (256)
 net
Foreign exchange gain (loss)        285        424         844     (1,181)      (516)      (621)        112        (51)
                                -------    -------     -------    -------    -------    -------     -------    -------
Loss before income tax
 benefit......................   (3,522)    (3,987)     (4,963)    (7,550)    (5,376)    (8,029)     (7,601)    (7,421)

Income tax benefit............       --         --       1,047      1,112         --         --          --         --
                                -------    -------     -------    -------    -------    -------     -------    -------
Net income (loss).............  $(3,522)   $(3,987)    $(3,916)   $(6,438)   $(5,376)   $(8,029)    $(7,601)   $(7,421)
                                =======    =======     =======    =======    =======    =======     =======    =======

Liquidity and Capital Resources

     Since inception through December 31, 1999, we have used $49.9 million in cash to fund our operations, and $28.3 million in capital expenditures and investments. Through December 31, 1999, we have funded our operations and capital expenditures primarily from sales of $92.6 million of equity securities and $21.0 million of proceeds from borrowings and sale-leaseback transactions.

     In 1999, we used $17.9 million in cash and $1.2 million in capital expenditures and investments to fund our operations. This increase was caused by the increase in operating expenses associated with Taiwan start-up costs and with the funding of the operations in Boise.

     As of December 31, 1999, we had commitments for capital expenditures of approximately $840,000. Capital expenditures were $1.1 million in 1997, $1.8 million in 1998, and $1.2 million in 1999. Capital expenditures exclude the assets acquired pursuant to the Micron transaction as those assets were acquired for the issuance of our Common Stock. Capital expenditures also exclude assets acquired under capital lease obligations.

     Implementing volume production at Unipac's manufacturing plant required significant capital expenditures. Under the Foundry agreement with Unipac, Unipac acquired and funded $14.9 million of capital expenditures for equipment only. Unipac leases a portion of that equipment to us, which amounted to $11.2 million as of December 31, 1999.

     Restricted cash amounted to $10.1 million in 1998 and to $7.5 million in 1999. Restricted cash is related to the security interest that we granted to Unipac pursuant to the Foundry agreement, in relation to the purchase and funding by Unipac of volume field emission displays production equipment. The bank guaranty that we provided to Unipac is expected to decrease to match the net amount of equipment leased by Unipac to us. Both the amounts of this bank guaranty and the corresponding security interest to the banks are expected to continue decreasing in the future.

     We have existing contracts with French authorities providing for the payment of grants totaling approximately $4.0 million, which were fully paid to us as of December 31, 1998. In 1997 and January 1999, we entered into two research and development agreements with French authorities. Under these agreements, we expect to benefit from zero-interest loans totaling approximately $3.0 million, of which we received $2.0 million during 1999, and of which we expect to receive $1.0 million in 2000.

     In February 1997, we entered into a research and development agreement with the European Union and other European industrial companies. The contribution of the European Union to our costs under this agreement amounted to $941,000 over the period. We received $423,000 in 1997, $293,000 in 1998 and $216,000 in 1999
from this contribution.

     In November 1998, we entered into a research and development agreement with French authorities. Under this agreement, we expect to benefit from a grant totaling approximately $857,000, of which we collected $248,000 in 1999, and expect to collect $546,000 in 2000.

     Since inception, we recognized French income tax benefits of $8.1 million. These income tax benefits represent tax credits for research and development activities conducted in France, which are paid in cash if we are not able to credit them against future income tax liabilities within three fiscal years. In 1998, we collected $2.5 million, representing research and development tax credits recorded in 1993 and 1994. In April 1999, we collected $2.7 million from research and development tax credits recorded in 1995.

     On August 5, 1999, DARPA awarded a development contract to us. Under the terms of the contract, we may receive approximately $4.7 million to develop a color field emission display, of which we have already received $1.5 million in 1999.

     We generated $21.0 million in cash flows from financing activities in 1999, as compared to $9.4 million in 1998. These financing consisted primarily of sales of shares of Common Stock, resulting in net proceeds us of $25.1 million (net of issuance costs). Cash flow generated from financing activities exclude non-cash transactions related to (i) the issuance of 14,000 shares of our Common Stock to Coloray Display Corporation with a value of $50,000 (See "Notes to Consolidated Financial Statements - Note 11 -- Stockholders' Equity") and (ii) the dividends attached to the shares of Convertible Preferred Stock in the amount of $512,000 (See "Notes to Consolidated Financial Statements - Note 11 -- Stockholders' Equity"). In consideration of the 7,133,562 shares of Common Stock and 310,000 warrants issued pursuant to the Micron Transaction, we received certain assets, assumed certain liabilities, and collected $4.3 million in cash. Cash flows generated from financing activities in 1999 excluded non-cash transactions related to the acquisition of these assets and the assumption of these liabilities, and resulted in net proceeds to PixTech of $3.8 million (net of issuance costs). In addition, cash flows generated from financing activities included the sales of shares of Common Stock in a private placement in January 1999, resulting in net proceeds of $352,000.

     On August 9, 1999, we entered into a private equity line agreement with Kingsbridge Capital Ltd. Under the terms of the equity line agreement, we have the irrevocable right, subject to certain conditions to draw up to $15 million cash in exchange for Common Stock, in increments over a two-year period. We began to draw off the equity line agreement in 1999, resulting in net proceeds of $824,000.

     On October 15, 1999, we completed a $20 million equity private placement with Unipac Optoelectronics Corporation. Under the term of this agreement, Unipac received 12.4 million shares of Common Stock.

     Long-term liabilities increased by $2.0 million in 1999, representing two zero-interest loans granted to PixTech by French local authorities. Of the repayments occurring in 1999, $2.5 million were related to the repayment of the $5.0 million note granted to PixTech in 1997 by Sumitomo Corporation.

     We believe that cash available December 31, 1999, which amounted to $14.6 million, together with the anticipated proceeds during 2000 from research and development tax credits and from the various grants and loans described above will be sufficient to meet our cash requirements for the upcoming year.

     We will require substantial funds to conduct research, development and testing, to develop and expand commercial-scale-manufacturing systems and to market any resulting products. Changes in technology or a growth of sales beyond levels we currently anticipate will also require further investment. Our capital requirements will depend on many factors, including the rate at which we can develop our products, the market acceptance of our products, the levels of promotion and advertising required to launch our products and attain a competitive position in the marketplace and the response of competitors to our products. Funds for these purposes, whether from equity or debt financing, or other sources, may not be available when needed or on terms acceptable to us.

Outlook: Issues and Risks

     We are currently focused on the following activities, which we believe are necessary to the success of our business:

     . successfully implementing the manufacture of field emission displays by our Taiwanese contract manufacturer, Unipac;

     . improving our manufacturing processes and yields, both in our pilot plant and at Unipac;

     .    expanding our customer base and product offering, and;

     . continuing the development of our field emission display technology, including the development of large field emission displays.

     You should carefully consider the following risks and issues, among others that are common among development stage companies such as ours. It is especially important to keep these risk factors in mind when reading "forward-looking statements." These are statements that relate to future periods and include discussions relating to market opportunities, acquisition opportunities, stock price and our ability to compete. Generally, the words "anticipate," "believe," "expect," "intend" and similar expressions identify such forward-looking statements. Forward-looking statements involve risks and uncertainties, and our actual results could differ materially from the results discussed in the forward-looking statements because of these and other factors. We do not have any obligation to disclose if forward-looking statements, or the circumstances they are based on, change.

We Have A History of Losses and Accumulated Deficit That May Continue In The Future.

     We have a history of losses as follows:


                                                                                       Loss to Common
                                                      Operating Net Losses              Stockholders
                                                   ---------------------------   ----------------------------
Year Ended December 31, 1999                              $26.5 million                $29.9 million
Year Ended December 31, 1998                              $19.7 million                $17.9 million
Year Ended December 31, 1997                              $15.8 million                $14.7 million

     The losses were due in part to limited revenues and to various expenditures, including expenditures associated with:

     .    research and development activities;

     .    pilot production activities; and

     .    Start-up costs to improve volume manufacturing in Taiwan, at Unipac.

     We expect to incur operating losses in the future due primarily to:

     . continuing research and development activities to develop field emission displays larger than 15 inch in diagonal and color displays;

     .    manufacturing start-up costs in Taiwan; and

     .    expansion of our sales and marketing activities.


     As a result of these losses, as of December 31, 1999, we had an accumulated deficit of $82.6 million.

     Our ability to achieve and maintain profitability is highly dependent upon the successful commercialization of our monochrome and color displays. We cannot assure you that we will ever be able to successfully commercialize our products or that we will ever achieve profitability.

We Will Need Additional Capital In The Future.

     We have incurred negative cash flows from operations since inception, and have expended, and will need to expend, substantial funds to complete our planned technology and product development efforts, including:

     . continuous improvement of our manufacturing processes in order to achieve yields that will lead to an acceptable cost of products;

     . continuous product development activities in order to develop color displays that meet market requirements and to develop a range of products offered for sales;

     . continuous research and development activities in order to develop displays larger than 15 inch in diagonal; and

     .    expansion of our marketing, sales and distribution activities.

     In addition to the above requirements, we expect that we will require additional capital either in the form of debt or equity, regardless of whether and when we reach profitability, for the following activities:

     .    working capital;

     . acquisition of manufacturing equipment to expand manufacturing capacity; and

     .    further product development.

Our future capital requirements and the adequacy of our available funds depend on numerous factors, including:

     .    the rate of increase in manufacturing yields by Unipac, in Taiwan;

     .    the magnitude, scope and results of our product development efforts;

     . the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

     .    competing technological and market developments; and

     . expansion of strategic alliances for the development, manufacturing, sale, marketing and distribution of our products.

Due To the Conversion Of Series E Preferred Stock, Holders of Common Stock May Face Significant Dilution.

     In December 1998, we issued 367,269 shares of series E stock, at a price of $1.60938 per share, to certain institutional investors. The series E stock is generally convertible into our Common Stock at a rate equal to the lesser of (a) $1.60938, and (b) the average closing price of our Common Stock over the ten trading day ending period ending on the day immediately preceding the day upon conversion. When our Common Stock price falls below $1.60938, the conversion of the series E stock may result in the issuance of a significant number of additional shares of Common Stock, and may cause significant dilution to current holders of our Common Stock. Even before the shares of series E stock are converted, the holders of the series E stock vote on the basis of the number of shares of Common Stock that the series E stock can be converted into. Therefore, a large drop in our stock price may result in a large amount of voting control being held by a small number of stockholders. As of March 1st, 2000, there were 230,694 shares of series E Stock outstanding that would have been convertible into 3,517,293 shares of our Common Stock, giving the holders of the series E stock 8% of the vote of the issued and outstanding Common Stock.

Holders Of Our Series E Preferred Stock Could Engage In Short Selling To Reduce Their Conversion Price.

     A decrease in the price of our Common Stock below the $1.60938 maximum conversion price could result in the series E preferred stock being convertible into more shares of Common Stock. Increased sales volume of our Common Stock could put downward pressure on the market price of the shares. This fact could encourage holders of series E preferred stock to sell short our Common Stock prior to conversion of the series E preferred stock, thereby potentially causing the market price to decline. The selling stockholders could then convert their series E preferred stock and use the share of Common Stock received upon conversion to cover their short position. The selling stockholders could thereby profit by the decline in the market price of the Common Stock caused by their short selling.

If We Fail To Continue To Meet Nasdaq's Listing Maintenance Requirement, Nasdaq May Delist Our Common Stock.

     There is a possibility that our Common Stock could be delisted from the Nasdaq National Market. While our Common Stock is currently quoted on the Nasdaq National Market, in order to remain quoted on the Nasdaq National Market, we must meet certain requirements with respect to:

     . market capitalization (the market value of all outstanding shares of our Common Stock);

     . public float (the number of outstanding shares of Common Stock held by those not affiliated with us);

     .    market value of public float;

     .    market price of the Common Stock;

     .    number of market makers;

     .    number of shareholders; and

     . net tangible assets (total assets minus total liabilities and intangible assets).

     If the price of our Common Stock were to fall significantly below our current trading range, Nasdaq may approach us regarding our continued listing on the Nasdaq National Market. This situation could result from the rights contained in the series E stock, which is convertible into Common Stock at a conversion price based on a future price of our Common Stock. If Nasdaq were to begin delisting proceedings against us, it could reduce the level of liquidity currently available to our stockholders. With regard to future priced securities such as our series E stock, Nasdaq is concerned with the following, among other things:

     .    disproportionate voting rights;

     .    minimum bid price of a company's Common Stock;

     .    public interest concerns; and

     .    change in control.

     The holders of our series E stock may vote their series E stock as if they were holders of Common Stock and are entitled to the number of votes equal to the number of shares of Common Stock that the series E stock is convertible into at the time of voting. If our Common Stock price were to fall significantly, this right may be deemed to violate a Nasdaq maintenance requirement due to the disproportionate voting right, when compared to our Common Stock, which each share of series E stock would have.

     Moreover, in order to continue to be listed on Nasdaq, the minimum bid price of our Common Stock must stay above $1.00. In addition to the fluctuations of the market in general and our Common Stock in particular, a decrease in our Common Stock price that causes the number of shares of Common Stock issuable upon conversion of the series E stock to increase may exert downward pressure on the price of our Common Stock. This may drive the minimum bid price of our Common Stock below $1.00, thus violating a Nasdaq maintenance requirement. On March 1st, 2000, the minimum bid price on our Common Stock was $9.125. Nasdaq has also stated that in egregious situations, future priced securities, such as our series E stock, may raise public interest concerns that may result in the delisting of our Common Stock, if Nasdaq deems the delisting necessary to prevent fraudulent and manipulative acts and practices.

     If our Common Stock is delisted from the Nasdaq National Market, we could apply to have the Common Stock quoted on the Nasdaq SmallCap Market. The Nasdaq SmallCap Market has a similar set of criteria for initial and continued quotation. We may not, however, meet the requirements for initial or continued quotation on the Nasdaq SmallCap Market. If we were not able to meet the requirements of the Nasdaq SmallCap Market, trading of our Common Stock could be conducted on an electronic bulletin board established for securities that do not meet the Nasdaq SmallCap Market listing requirements, in what is commonly referred to as the "pink sheets."

     Because the series E stock converts into a greater number of shares of our Common Stock as the market price declines, the issuance of the series E stock could be deemed by Nasdaq to be both a change in control and a change in our financial structure. If Nasdaq were to make such a determination, we could be required to re-apply for initial inclusion in the Nasdaq National Market. The requirements for initial inclusion are greater than the requirements for continued listing and we may not be able to meet the higher standards.

     In addition, if our Common Stock were delisted from the Nasdaq National Market, we may not have the right to obtain funds under the equity line agreement and it could be more difficult for us to obtain future financing. In addition, if our Common Stock is delisted, investors' interest in our Common Stock would be reduced, which would materially and adversely affect trading in, and the price of, our Common Stock.

Because We Use a Single Contract Manufacturer To Manufacture Our Field emission displays We May Be Unable To Obtain An Adequate Supply Of Products And We May Have Less Control Of Price.

     Unipac, a liquid crystal display manufacturer and an affiliate of United Microelectronics Corporation, is our only contract manufacturer. In the future, we expect that the products that will be manufactured at Unipac and sold to our customers will represent the majority of our revenues. If we are not able to implement our manufacturing plans with Unipac as soon as we expect, we will not be able to ship medium to large volumes of field emission display products. Moreover, we will have less control over the price of the finished products, the timeliness of their delivery and their reliability and quality. Finally, we will not be able to obtain an acceptable cost for our field emission displays through high volume manufacturing, as compared to manufacturing field emission displays at our pilot production facility. This situation would materially adversely affect our revenues and costs of producing products.

     Expectations about the final timing of this manufacturing plan with Unipac are forward-looking statements that still involve risks and uncertainties, including the ease or difficulty of the transfer of the field emission display technology to Unipac.

     Our failure to adequately manage this contract manufacturing relationship or any delays in the shipment of our products would adversely affect us.

Our Manufacturing Processes Are Still Under Development And We Still Need To Obtain Commercially Acceptable Yields And Acceptable Costs Of Products Or Our Costs To Produce Our Displays Will Be Too High for Us To Be Profitable.

     In order for us to succeed, we must continue to develop and produce a range of products incorporating our field emission display technology. At this time, we have successfully developed only one monochrome field emission display product that has been incorporated into a commercial end-user application and that is being targeted at various markets. We will need to complete the development of additional field emission display products to enlarge our market opportunity, and there is no guaranty that we will succeed in these development efforts. If we do not develop these new products, we will need to rely on sales of a single product to be successful.

     We have used our manufacturing facility in Montpellier, France to develop manufacturing processes but it has produced only a limited number of products suitable for sale. Additionally, to date, we have not completed testing of our manufacturing processes at Unipac. In order for us to be successful, we must improve our manufacturing yields in order to demonstrate the low cost potential of our field emission display technology. Even if we succeed in completing the development and testing of our manufacturing processes, we can not be sure that the favorable characteristics demonstrated by our current displays manufactured at our pilot manufacturing facility will be reproduced on a cost-effective basis in commercial production.

     We have, at this time, encountered a number of delays in the development of our products and processes, and it is possible that further delays will occur. Any significant delays could cause us to miss certain market opportunities and could reduce our product sales.

We Need to Further Enhance Our Display Performance of Our Color Displays Or Our Displays May Never Be Accepted By A Large Number Of Potential Customers.

     We may never improve the performance characteristics of our color displays to a level that is commercially acceptable or we may fail to do so on a timely basis. Neither of which could result in potential customers not buying our products. Key elements of display performance are brightness, power efficiency and stability over time (lifetime and reliability). We are seeking to balance brightness with power efficiency to produce bright and low power-consumption displays. Display reliability depends on a large number of factors, including the manufacturing process used in assembling the displays as well as the characteristics of the materials, including phosphors, used in the display. In order to produce color displays that will provide the product life and other characteristics necessary for most applications, we need to make further advances in our manufacturing processes and in the selection of the materials we use.


We May Never Be Able To Fund The Research And Development Activities Needed To Develop Large Displays.

     We need to conduct a significant research and development effort in order to bring our current 15-inch field emission display prototype to a stage where it can be manufactured in volume at an acceptable cost. We may never be able to fund that effort. Even if we were able to develop a product that could be manufactured, we would have to locate or build a manufacturing facility to produce our displays. Currently, Unipac has a facility and equipment to build small displays only. We may not be able to fund the amount needed in order to acquire or build a manufacturing facility for our large displays. If we are unable to develop or manufacture large displays, we will miss large market opportunities for flat panel displays.

We Face Intense Competition And Need To Compete With Current And Future Competing Technologies That May Outperform Our Displays Thus Making Our Display Undesirable.

     Our competitors may succeed in developing products that outperform our displays or that are more cost effective. If our competitors develop products that offer significant advantages over our products and we are unable to improve our technology, or develop or acquire alternative technology that is more competitive, we may not be able to sell our displays.

     Products utilizing liquid crystal display technology currently dominate the market for flat panel display products. Certain liquid crystal display manufacturers, such as Canon, Sharp, NEC, Hitachi, Samsung and Toshiba have substantially greater name recognition and financial, technological, marketing and other resources than us. Presently liquid crystal displays are in short demand and independent forecasts predict that this may continue over a certain period of time. However, liquid crystal display manufacturers have made, and continue to make, substantial investments in increasing capacity as well as product performance. We believe that, over time, this, combined with new competitors entering the flat panel displays market, may cause over-supply conditions and may have the effect of reducing average selling prices of flat panel displays. To effectively compete, we could be required to increase the performance of our products or reduce prices. In the event of price reductions, we will not be able to maintain gross margins unless we reduce our cost of sales.

     There are a number of domestic and international companies developing and marketing display devices using alternative technologies to liquid crystal display technology, such as vacuum fluorescent displays, electro-luminescent panels and plasma panels. Additionally, some of the basic field emission display technology is in the public domain and, as a result, we have a number of potential direct competitors developing field emission displays or developing fundamental field emission displays technology. These companies, including Canon, Futaba, Motorola, Sony, Fujitsu, Samsung and Toshiba, as well as smaller companies, including Candescent, and Silicon Diamond Technology. Although we own the rights to significant technological advances in field emission display technology, potential competitors may have developed or may soon develop comparable or superior field emission display technology. Many of the developers of alternative flat panel display and competing field emission display technologies have substantially greater name recognition and financial, research and development, manufacturing and marketing resources than us, and have made and continue to make substantial investments in improving their technologies and manufacturing processes.

Because Potential Customers May Not Accept Our Products We May Never Sell The Number Of Displays Required To Make Our Business Profitable.

     We are uncertain about the potential size and timing of our target market opportunities. We anticipate marketing our displays to original equipment manufacturer customers, which are customers that will incorporate our product into their final product. It is possible that demand for any particular product by these customers will not last or that new markets will fail to develop as we expect, or at all. Our ability to have consumer products sold that incorporate our displays will depend, in part, on the following factors:

     . whether original equipment manufacturers select our products for incorporation into their products;

     . the successful introduction of such products by the original equipment manufacturers; and

     . the successful commercialization of products developed by parties incorporating our products.

     It takes a long time for any product to achieve market success, and any success is never certain. The introduction of new products is often delayed by the need to have the products selected by an original equipment manufacturer and designed into the original equipment manufacturer's products. For certain products, the delay attributable to a manufacturer's design cycle may be a year or longer. Factors affecting the length of these delays include:

     .  the size of the manufacturer;

     .  the type of application; and

     . whether the displays are being designed into new products or fitted into existing applications.

     If volume production of such products is delayed for any reason, our competitors may introduce new technologies or refine existing technologies that could diminish the commercial acceptance of our products.

We Have Limited Sales, Marketing And Distribution Capabilities.

     We have limited internal sales, marketing and distribution experience and capabilities. Until recently, we were a development stage company with no products or product sales. Consequently, we had not established significant sales, marketing, or distribution operations within our company. Recently, however, we have begun sales of our displays to customers. We will not be able to develop significant revenues from the sales of our products unless we can attract and retain highly qualified employees to market and oversee the distribution of our products. If we are unable to establish and maintain significant sales, marketing and distribution efforts, either internally or through arrangements with third parties, we may be adversely affected.

We May Have Difficulty Protecting Patents And Other Proprietary Rights To Our Technology And May therefore Be Unable To Prevent Competitors From Using Our Technology.

     We have been granted, have filed applications for, and have been licensed under a number of patents in the United States and other countries. We rely on these patents and licenses for an advantage in our industry and any infringement of these patents and licenses will lessen our advantage. However, rights granted under patents may not provide us with any competitive advantage over competitors with similar technology, and any issued patents may not contain claims sufficiently broad to protect against these competitors.

     We have not conducted an independent review of patents issued to other companies. We cannot be certain that we were the first creator of inventions covered by pending patent applications or the first to file patent applications on such inventions because patent applications in the United States are maintained in secrecy until patents issue and the publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. Competitors in both the United States and other countries may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or interfere with our ability to make and sell our products.

     We also rely on unpatented, proprietary technology, which is significant to the development and manufacture of our displays. Others may independently develop the same or similar technology or obtain access to our unpatented technology. If we are unable to maintain the proprietary nature of our technologies, our competitors may develop products using our technology.

     Moreover, claims that our products infringe on the proprietary rights of others are more likely to be asserted after we begin commercial sales of products using our technology. It is possible that competitors will infringe our patents. Even the successful defense and prosecution of patent suits is costly and time consuming. The adverse outcome of a patent suit could subject us to significant liabilities to other parties, require disputed rights to be licensed from third parties or require us to stop selling our products.

     We have received correspondence from Futaba Corporation and its legal counsel beginning in February 1998 alleging the following:

     . we are infringing one or more patents owned by Futaba relating to the construction and manufacture of our displays that are not expressly included under the license agreement between us and Futaba;

     . our use of terms such as "alliance" and "partners" in describing the nature of our contractual relationships with Motorola, Raytheon and Futaba in reports filed with the SEC is misleading; and

     . certain provisions in our agreement with Unipac constitute an impermissible sublicense of Futaba technology.

     Futaba has also claimed that we improperly supplied certain Futaba proprietary information to Unipac, and that Unipac has, in turn, disclosed such information to a third party vendor. We have accepted an offer of settlement from Futaba, reflected in correspondence dated December 15, 1999 and December 30, 1999, pursuant to which Futaba has waived these claims against us. Futaba and PixTech are currently preparing a definitive written settlement agreement.

Because A Large Percentage Of Our Net Assets And Our Costs Is Expressed In Euros, Currency Fluctuations May Cause Gains Or Losses.

     A large percentage of our net assets and of our costs is expressed in Euros, but our financial statements are stated in U.S. dollars. In 1998, 50% of our assets and 60% of our costs were expressed in Euros. In 1999, 37% of our assets and 69% of our costs were expressed in Euros. Fluctuations of the value of the U.S. dollar versus the Euro may cause significant gains or losses. Most of our capital lease obligation is expressed in Taiwanese dollars and thus fluctuations of the value of the Taiwanese dollar versus the Euro may also cause significant foreign exchange gains or losses.

Certain Anti-Takeover Provisions That We Have Instituted May Limit Our Stock Price.

     Certain provisions of our restated certificate of incorporation and by-laws may discourage a third party from offering to purchase our Company and may also adversely affect the market price of our Common Stock. These provisions, therefore, inhibit actions that would result in a change in control of our Company, including an action that may give the holders of the Common Stock the opportunity to realize a premium over the then-prevailing market price of their stock.

     In addition, under our restated certificate of incorporation we can issue preferred stock with such designations, rights and preferences as our board of directors determines from time to time. This type of preferred stock could be used as a method of discouraging, delaying or preventing a change in control of We. In addition, the series E stock issued by us in December 1998 and any additional shares of preferred stock that we may issue in the future may adversely affect the voting and dividend rights, rights upon liquidation and other rights of the holders of Common Stock. We do not currently intend to issue any additional shares of preferred stock, but we retain the right to do so in the future.

     Furthermore, we are subject to Section 203 of the Delaware General Corporation Law, which may discourage takeover attempts.

Our Business May Suffer If We Are Unable To Attract or Retain Key Personnel.

     We are highly dependent on the principal members of our management and staff, the loss of whose services might significantly delay or prevent the achievement of research, development or strategic objectives. Our success depends on our ability to retain key employees and to attract additional qualified employees. Competition for such personnel is intense, and we may not be able to retain existing personnel and to attract, assimilate or retain additional highly qualified employees in the future.

Year 2000 compliance

     We undertook various initiative to ensure that our computer systems and manufacturing equipment would function properly with respect to dates in the year 2000 and thereafter. Our computer system and manufacturing equipment successfully transitioned to year 2000. However, there may be latent problems that surface at key dates or events in the future. We have not experienced, and does not anticipate, any significant problems related to the transition to the year 2000. Furthermore, we do not anticipate any significant expenditure in the future related to year 2000 compliance.

Item 7 A.   Quantitative and Qualitative Disclosures About Market Risk

     The market risk exposure inherent to our international operations creates potential for losses arising from adverse changes in foreign currency exchange rates. We are exposed to such foreign currency exchange rate risk in two main areas: (i) a substantial portion of our operating expenses are and are expected to be denominated in Euros, (ii) most of our capital lease obligation is expressed in Taiwanese dollars. Fluctuations of the parity of the Taiwanese dollar versus the Euro or the US dollar may cause significant foreign exchange gains or losses. In addition, gains and losses arising from the conversion to U.S. dollars of assets and liabilities denominated in Euros or in Taiwanese dollars may contribute to fluctuations in our results of operations, which are reported in U.S. dollars. To date, we have not undertaken hedging transactions to cover its currency exposure. We are also exposed to interest rate risks in connection with certain long-term debt. We do not, however, enter into market sensitive instruments for trading purposes.

Item 8.   Financial Statements and Supplementary Data

                         Index to Financial Statements

                                                                                                            Page(s)
                                                                                                         --------------
Report of Independent Auditors.........................................................................           25

Consolidated Balance Sheets............................................................................           26

Consolidated Statements of Comprehensive Operations....................................................           27

Consolidated Statements of Stockholders' Equity (Deficit)..............................................        28-29

Consolidated Statements of Cash Flows..................................................................           30

Notes to Consolidated  Financial Statements............................................................        41-55



                Financial statement schedules have been omitted since they are not required or are inapplicable

                          INDEPENDENT AUDITORS REPORT



The Board of Directors and Shareholders
PixTech, Inc.


     We have audited the accompanying consolidated balance sheets of PixTech, Inc. (a development stage company) as of December 31, 1998 and 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for the period from June 18, 1992 (date of inception) through December 31, 1999, and for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of our management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PixTech, Inc. (a development stage company) as of December 31, 1998 and 1999 and the consolidated results of its operations and its cash flows for the period June 18, 1992 (date of inception) through December 31, 1999 and for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.



                                  Ernst & Young AUDIT
                                  Represented by : Christine Blanc-Patin


Marseilles
March 06, 2000

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                            December 31,       December 31,
                                                                                1998               1999
                                                                          ----------------   ----------------
                               ASSETS
Current assets :
  Cash & cash equivalent available......................................          $ 10,166           $ 14,663
  Restricted cash - short term..........................................             1,685              1,667
  Accounts receivable :
    Trade...............................................................               456                 57
    Other...............................................................               161                709
  Inventory.............................................................               980              1,109
  Other.................................................................             1,354                651
                                                                          ----------------   ----------------
    Total current assets................................................            14,802             18,856
Restricted cash - long term.............................................             8,427              5,833
Property, plant and equipment, net......................................            18,826             24,933
Goodwill, net...........................................................               150                 78
Deferred tax assets.....................................................             4,643              1,255
Other assets - long term................................................               546                214
                                                                          ----------------   ----------------
    Total assets........................................................          $ 47,394           $ 51,169
                                                                          ================   ================
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities :
  Current portion of long term debt.....................................          $  3,410           $  8,128
  Current portion of capital lease obligations..........................             2,189              2,455
  Accounts payable......................................................             7,514              7,548
  Accrued expenses......................................................             1,544              2,135
                                                                          ----------------   ----------------
    Total current liabilities...........................................            14,657             20,266
Deferred revenue........................................................             2,162                248
Long term debt, less current portion....................................             8,391              3,075
Capital lease obligation, less current portion..........................             8,399              7,644
Other long term liabilities, less current portion.......................               528                 52
                                                                          ----------------   ----------------
    Total liabilities...................................................            34,137             31,285
                                                                          ================   ================
Stockholders' equity
  Convertible preferred stock Series E, $0.01 par value, authorized shares--1,000,000; issued and outstanding shares--367,269 and
   297,269 respectively                                                                  4                  3


  Common Stock, $0.01 par value, authorized shares--60,000,000;
   issued and outstanding shares--15,000,329 and  37,351,283                           150                373
   respectively.........................................................

  Additional paid-in capital............................................            68,999            105,081
  Cumulative translation adjustment.....................................            (1,740)            (2,988)
  Deficit accumulated during development stage..........................           (54,156)           (82,585)
                                                                          ----------------   ----------------
     Total stockholders' equity.........................................            13,257             19,884
                                                                          ----------------   ----------------
     Total liabilities and stockholders' equity  .                                $ 47,394           $ 51,169
                                                                          ================   ================


                            See accompanying notes.

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                    (in thousands, except per share amounts)

                                                                     Year Ended                Period from
                                                                    December 31,              June 18, 1992
                                                         ---------------------------------      (date of
                                                                                               inception)
                                                                                              through Dec.
                                                                                                   31,
                                                            1997        1998        1999          1999
                                                         ---------   ---------   ---------   --------------
Revenues
  Cooperation & license revenues.......................   $  1,932    $  1,239          --        $  26,449
  Product sales........................................        745         445         484            3,310
  Other revenues.......................................      1,142       1,968       4,908           10,814
                                                         ---------   ---------   ---------   --------------
     Total revenues....................................      3,819       3,652       5,392           40,573
                                                         ---------   ---------   ---------   --------------
Cost of revenues
  License fees and royalties...........................       (181)         24        (361)          (1,877)
                                                         ---------   ---------   ---------   --------------
Gross margin...........................................      3,638       3,676       5,031           38,696
                                                         ---------   ---------   ---------   --------------
Operating expenses
  Research and development:
    Acquisition of intellectual property rights........         --        (125)        (75)          (4,965)
    Other..............................................    (15,497)    (19,289)    (27,181)         (99,709)
                                                         ---------   ---------   ---------   --------------
                                                           (15,497)    (19,414)    (27,256)        (104,674)
  Marketing & sales....................................     (1,496)     (1,433)     (1,279)          (7,886)
  Administrative & general expenses....................     (2,419)     (2,515)     (2,983)         (15,799)
                                                         ---------   ---------   ---------   --------------
                                                           (19,412)    (23,362)    (31,518)        (128,359)
                                                         ---------   ---------   ---------   --------------
Loss from operations...................................    (15,774)    (19,686)    (26,487)         (89,663)

Other income / (expense)
  Interest income......................................        759         828         800            3,648
  Interest expense.....................................       (289)     (1,536)     (1,664)          (4,411)
  Foreign exchange gains / (losses)....................         54         372      (1,076)             (50)
                                                         ---------   ---------   ---------   --------------
                                                               524        (336)     (1,940)            (813)
Loss before income tax benefit.........................    (15,250)    (20,022)    (28,427)         (90,476)
Income tax benefit.....................................        586       2,159          --            7,893
                                                         ---------   ---------   ---------   --------------
Net loss...............................................   $(14,664)   $(17,863)   $(28,427)       $ (82,583)
                                                         ---------   ---------   ---------   --------------
Dividend accrued to holders of Preferred Stock.........         --         (12)       (513)            (525)
                                                         ---------   ---------   ---------   --------------
Net loss to holders of Common Stock....................   $(14,664)   $(17,875)   $(28,940)       $ (83,108)
                                                         =========   =========   =========   ==============

  Net loss per share of Common Stock...................   $  (1.12)   $  (1.23)     $(1.26)
                                                         =========   =========   =========
  Shares of Common Stock used in computing net loss         13,140      14,548      22,948
   per share...........................................

Net loss...............................................   $(14,664)   $(17,863)   $(28,427)       $ (82,583)
Change in cumulative translation adjustment............     (1,694)        392      (1,249)          (2,989)
Comprehensive net loss.................................   $(16,358)   $(17,471)   $(29,676)       $ (85,572)

                            See accompanying notes.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except share amounts)

                                                                           Convertible Preferred Stock
                                                ---------------------------------------------------------------------------------
                                                   Series A        Series B        Series C        Series D         Series E
                                                --------------  --------------  --------------  --------------  -----------------
                                                Shares          Shares          Shares          Shares           Shares
                                                ------          ------          ------          ------           ------
                                                issued  Amount  issued  Amount  issued  Amount  issued  Amount   issued    Amount
                                                ------  ------  ------  ------  ------  ------  ------  ------   ------    ------
Balance at December 31, 1996
Common Stock issued in public offering, net
 of issuance costs -- $ 796

Issuance of Common Stock under stock option
 plan.........................................
Translation adjustment........................
Net loss--Year ended December 31, 1997........
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997

Common Stock issued in private placements,
 net of issuance costs -- $44.................
Issuance of Series E convertible preferred
 stock, net of issuance costs -- $ 822........                                                                   367,269       $4

Issuance of Common Stock under stock option
 plan.........................................
Translation adjustment........................
Net loss--Year ended December 31, 1998........
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                                                                     367,269       $4

Common Stock issued in private placements.....
Issuance costs and dividends accrued in
 relation to Series E convertible preferred
 stock issued.................................
Conversion of Series E preferred stock........                                                                   (70,000)      $1
Issuance of Common Stock in connection with
 the acquisition of certain assets of Micron
 Display, net of issuance costs -- $511.......
Issuance of warrants..........................
Issuance of Common Stock following conversion
 of Sumitomo convertible loan.................
Issuance of Common Stock under stock option
 plan.........................................
Issuance of Common Stock in connection with
 Equity Line Kingsbridge, net  of issuance
 costs --$176.................................
Issuance of Common Stock in connection with
 private placement, net of issuance cost --
 $36..........................................
Issuance of Common Stock in connection with
 Coloray......................................
Translation adjustment........................
Net loss-- Year ended December 31, 1999
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                        --      --      --      --      --      --      --      --  (297,269)      $3
                                                ======  ======  ======  ======  ======  ======  ======  ======  ========   ======


                            See accompanying notes.

                 Consolidated Statement of Stockholders' Equity
                      (in thousands, except share amounts)


                                                           Common Stock
                                                  -------------------------------
                                                                        Additional      Dividends           Other
                                                                       -----------      accrued to      ---------------
                                                     Shares              Paid-in        holders of        Comprehensive
                                                   ----------          -----------      Preferred       ---------------
                                                     issued    Amount    Capital           Stock             Income
                                                   ----------  ------  -----------     --------------   ---------------
Balance at December 31, 1996                       8,141,146    $ 81    $ 34,085                                $  (438)
Common Stock issued in public offering, net of
 issuance costs -- $ 796........................   5,570,819      56      22,958
Issuance of Common Stock under stock option
 plan...........................................      50,767       1          25
Translation adjustment..........................                                                                 (1,694)
Net loss--Year ended December 31, 1997..........
                                                 ----------------------------------------------------------------------
Balance at December 31, 1997                      13,762,732    $138    $ 57,067                                 (2,132)

Common Stock issued in private placements, net
 of issuance costs -- $ 44......................   1,236,222      12       4,493
Issuance of Series E convertible preferred
 stock, net of issuance costs -- $ 822..........                           7,449             (12)
 Issuance of Series E convertible preferred
 stock in December, net of issuance costs -- $
 822............................................
Issuance of Common Stock under stock
 option plan....................................       1,375                   1
Translation adjustment..........................                                                                    392
Net loss--Year ended December 31, 1998
                                                 ----------------------------------------------------------------------
Balance at December 31, 1998                      15,000,329     151      69,012             (12)                (1,740)

Common Stock issued in private placements.......     150,000       2         350
Issuance costs and dividends accrued in
 relation to Series E convertible preferred
 stock issued in December 1998..................                             (36)           (512)
Conversion of Series E preferred stock..........   1,114,220      11         (10)
Issuance of Common Stock in connection with the
 acquisition of certain assets of Micron
 Display, net of issuance costs -- $511.........    7,133,562      71      14,134
Issuance of warrants............................                             297
Issuance of Common Stock following conversion
 of Sumitomo convertible loan...................     750,000       8       1,081

Issuance of Common Stock under stock option
 plan...........................................     137,217       1          72
Issuance of Common Stock in connection with
 Equity Line   Kingsbridge, net of issuance
 costs -- $176..................................     624,809       6         818
Issuance of Common Stock in connection with
 private placement, net of issuance
costs -- $36....................................  12,427,146     124      19,839
Issuance of Common Stock in connection with
 Coloray........................................      14,000       1          50
Translation adjustment..........................                                                                 (1,249)
Net loss--Year ended December 31, 1999..........
                                                 ----------------------------------------------------------------------
Balance at December 31, 1999                      37,351,283    $376    $105,606            $(525)              $(2,989)
                                                 ============  ======  ===========     ==============   ===============





                                                     Deficit
                                                   ------------
                                                   accumulated
                                                   ------------
                                                      during
                                                   ------------
                                                   development   Treasury
                                                   ------------  --------
                                                      stage       stock      Total
                                                   ------------  --------  ---------
Balance at December 31, 1996                       $    (21,629)            $ 12,099
Common Stock issued in public offering, net of
 issuance costs -- $ 796........................                              23,014
Issuance of Common Stock under stock
 option plan....................................                                  25
Translation adjustment..........................                              (1,694)
Net loss--Year ended December 31, 1997..........        (14,664)             (14,644)
                                                   ---------------------------------
Balance at December 31, 1997                            (36,293)              18,780

Common Stock issued in private placements, net
 of issuance costs -- $ 44......................                               4,506
Issuance of Series E convertible preferred
 stock, net of issuance costs -- $ 822..........                               7,440
 Issuance of Series E convertible preferred
 stock in December, net of issuance costs -- $
 822............................................
Issuance of Common Stock under stock option
 plan...........................................                                   1
Translation adjustment..........................                                 392
Net loss--Year ended December 31, 1998                  (17,863)             (17,863)
                                                   ---------------------------------
Balance at December 31, 1998                            (54,156)              13,257
Common Stock issued in private placements.......                                 352
Issuance costs and dividends accrued in
 relation to Series E convertible preferred
 stock issued in December 1998..................                                (548)
Conversion of Series E preferred stock..........
Issuance of Common Stock in connection with the
 acquisition of certain assets of Micron
 Display, net of issuance costs -- $511.........                             14,205
Issuance of warrants............................                                297
Issuance of Common Stock following conversion
 of Sumitomo     convertible loan...............                               1,088
Issuance of Common Stock under stock option
 plan...........................................                                  73
Issuance of Common Stock in connection with
 Equity Line   Kingsbridge, net of issuance
 costs -- $176..................................                                 824
Issuance of Common Stock in connection with
 private placement, net of issuance
costs -- $36....................................                              19,963
Issuance of Common Stock in connection with
 Coloray........................................                                  51
Translation adjustment..........................                              (1,249)
Net loss--Year ended December 31, 1999..........        (28,428)             (28,428)
                                                   ---------------------------------
Balance at December 31, 1999                       $    (82,584)       --  $  19,885
                                                   ============  ========  =========



                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (in thousands, except per share amounts)

                                                                                                                Period from
                                                                                                               --------------
                                                                                                               June 18, 1992
                                                                                                               --------------
                                                                                       Year Ended                 (date of
                                                                           ----------------------------------  --------------
                                                                                     December 31st,              inception)
                                                                           ----------------------------------  --------------
                                                                                                                  through
                                                                                                               --------------
                                                                                                                 Dec. 31st,
                                                                                                               --------------
                                                                              1997        1998        1999          1999
                                                                           ----------  ----------  ----------  --------------
Operating activities
 Net loss................................................................   $(14,664)   $(17,863)   $(28,427)       $(82,583)
 Adjustments to reconcile net loss to net cash (used) by
  operating activities:
 Depreciation and amortization...........................................      3,741       4,359       6,999          22,924
 Gain on disposal of fixed assets........................................         --         (12)         --             (43)
 Deferred taxes..........................................................         --         680       2,854          (1,629)
 ''In kind'' transactions................................................         --          --          --           1,420
 Change in assets and liabilities
  Accounts receivable--Trade.............................................        672         337         398              54
  Accounts receivable--Other.............................................        102         (75)       (574)           (254)
  Inventory..............................................................        (28)       (223)        (19)         (1,037)
  Other assets...........................................................        115         996         841             273
  Accounts payable, accrued expenses and other assets and
  liabilities............................................................        983       2,948       1,797          10,444
  Deferred revenue.......................................................       (297)       (490)     (1,814)            476
                                                                            --------    --------    --------        --------
 Net cash used in operating activities...................................     (9,376)     (9,343)    (17,945)        (49,955)
                                                                            --------    --------    --------        --------
Investing activities
 Additions to property, plant, and equipment.............................     (1,165)     (1,860)     (1,235)        (20,555)
    Reclassification of cash equivalents as restricted cash..............    (10,080)        (32)      2,464          (7,648)
 Additions to patents....................................................         --          --          --            (130)
                                                                            --------    --------    --------        --------
 Net cash used in investing activities...................................    (11,245)     (1,892)      1,229         (28,333)
Financing activities
 Stock issued............................................................     21,639      11,906      25,105          92,609
 Proceeds from long-term borrowings......................................     10,000          --       2,014          18,301
 Proceeds from sale leaseback transactions...............................         --          --          --           2,731
 Payments for equipment purchases financed by accounts
  payable................................................................         --          --          --          (3,706)
 Repayment of long-term borrowings.......................................       (787)       (739)     (4,038)         (7,853)
 Repayment of capital lease obligations..................................       (576)     (1,695)     (1,987)         (5,989)
                                                                            --------    --------    --------        --------
 Net cash provided by (used in) financing activities.....................     30,276       9,472      21,094          96,093
 Effect of exchange rates on cash........................................     (1,493)       (499)        119          (3,142)
                                                                            --------    --------    --------        --------
 Net increase / (decrease) in cash equivalents...........................      8,162      (2,262)      4,497          14,663
Cash and cash equivalents beginning of period............................      4,266      12,428      10,166              --
                                                                            --------    --------    --------        --------
Cash and cash equivalents end of period..................................   $ 12,428    $ 10,166    $ 14,663        $ 14,663
                                                                            ========    ========    ========        ========
Supplemental disclosures of non cash activities:
Equipment acquired under capitalized leases..............................         --    $ 12,048    $    688        $ 13,945
Equipment purchases financed by accounts payable.........................         --          --          --        $    920
Long term debt assumed following Micron Transaction......................         --          --    $  2 875        $  2 875
Property, plant and equipment acquired by issuance of Common Stock.......         --          --    $ 13,375        $ 13,375
Licenses acquired payable over two or three years........................         --          --          --        $  3,765
Acquisitions of intangible by issuance of warrants.......................         --          --          --        $    230
Fixed assets disposed of in like-kind exchange...........................         --          --          --        $    468
Fixed assets acquired through like-kind exchange.........................         --          --          --        $    499
Supplemental disclosures of cash flow information:.......................
Interest paid............................................................   $    184    $    729    $    994        $  1,919


                            See accompanying notes.

                   Notes to Consolidated Financial Statements
                (all amounts in thousands except share amounts)

1.   Organization and Business Activity

     PixTech, Inc. was incorporated under the laws of Delaware on October 27, 1993. On November 30, 1993, PixTech, Inc. acquired 100% beneficial ownership of PixTech S.A., through a share exchange agreement. PixTech S.A. was incorporated under the laws of France on June 18, 1992. For accounting purposes, the acquisition has been treated as a recapitalization of PixTech S.A. As used herein, ''we'' refers to PixTech, Inc. and PixTech S.A.

     We are dedicated to improving, utilizing and licensing certain background technology developed by Laboratoire Electronique de Technologie et d'Instrumentation, a French government-owned research and development laboratory in the field of flat panel displays using electron emitters, known as field emission displays.

     We have devoted substantially all our efforts to raising capital, conducting research and development activities, concluding cooperation and license agreements with certain displays manufacturers, and establishing manufacturing capabilities for our field emission displays. Revenues from principal planned operations will mainly consist of product sales. As these revenues have not commenced, we are still in a development stage and fall under the provisions of FAS No. 7, ''Accounting and Reporting by Development Stage Enterprises''.

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

 Principles of consolidation

     The consolidated financial statements include the accounts of PixTech, Inc. and its wholly owned subsidiary PixTech S.A. Inter-company accounts and transactions have been eliminated in consolidation.

 Fiscal Year

     We end our fiscal year on December 31.

 Revenue recognition--Cooperation and license agreements

     We have entered into cooperation and license agreements with certain display manufacturers. Under these contracts, we share technology with such members through cross licensing provisions. Each contract provides for certain fees and royalties to be paid to us. We believe that each of the cooperation and license agreements are long-term construction/production contracts pursuant to SOP 81-1 and that the criteria have been satisfied to entitle us to partially recognize the revenue under those contracts. Certain fees payable to us under these agreements were milestone-related and were due upon the achievement of milestones. In accordance with the terms of the agreements, such fees are irrevocable when paid. We recognized this milestone-related revenue only when each milestone had been fully performed, as agreed by the parties. Costs incurred under these contracts were considered costs in the period incurred, regardless of when related revenue is recognized.

     Texas Instruments: We entered into a cooperation and license agreement with Texas Instruments Incorporated on June 29, 1993. This agreement was terminated on July 15, 1996. In 1996, we recognized cooperation and license revenues under this terminated agreement in the amount of $1,336.

     Futaba Corporation: We entered into a cooperation and license agreement with Futaba Corporation ("Futaba") on November 27, 1993 (the ''Futaba agreement''). Pursuant to the Futaba agreement, Futaba agreed to pay us a license fee upon signing the agreement, which was recognized upon execution of the agreement. Futaba also agreed to a technology transfer fee, payable to us in three installments upon the achievement of certain milestones, and an additional fee payable annually upon the achievement of further product development milestones. Finally, to the extent that Futaba successfully incorporates the cross-licensed technology into its own products, Futaba must make royalty payments in connection with the sale of products incorporating the technology we licensed. At that time, we will recognize royalty revenues.

     In order to reach certain specified milestones under the Futaba agreement, we performed certain services in the field of technology development. In accordance with the terms of the Futaba agreement, the milestone-related revenues were recognized when certain milestones were achieved. The cooperation period with Futaba expired in January 1997 and we will not record any additional milestone based revenues in the future.

     Raytheon Company: We entered into a cooperation and license agreement with Raytheon Company ("Raytheon") on June 1, 1994 (the ''Raytheon agreement''). Pursuant to the Raytheon agreement, Raytheon agreed to pay us a license fee payable in part upon the signing of the agreement and for a specified number of months thereafter. Such license fee was recognized when due. Raytheon also agreed to make two additional payments based on the achievement of certain milestones. Raytheon also must make royalty payments in connection with the sale of products incorporating technology we licensed.

     In June 1997, the cooperation period with Raytheon was extended for a period of two years but no revenue was associated with such extension. To the extent that Raytheon successfully incorporates the cross-licensed technology into its own products, we will recognize royalty revenues as Raytheon sells the products. We believe that Raytheon Company may have suspended its internal program to develop field emission displays.

     Motorola, Inc.:   We entered into a cooperation and license agreement with
Motorola, Inc. ("Motorola") on June 13, 1995 (the ''Motorola agreement''). Pursuant to the Motorola agreement, Motorola agreed to pay us a license fee upon signing the agreement, which was recognized upon execution of the agreement. Motorola also agreed to a technology transfer fee, payable to us upon the occurrence of certain milestones, and an additional technology update fee payable annually over a period of three years. Finally, Motorola must make royalty payments in connection with the sale of its own products incorporating the technology we licensed.

     In order to reach certain of the specified milestones under the Motorola agreement, we performed services in the field of technology development. In accordance with the Motorola agreement, the milestone-related payments were irrevocable when paid. Cash milestone-related revenues were recognized when certain milestones were achieved.

     The cooperation period with Motorola expired in June 1998 and we will not record any additional milestone based revenues in the future.

     To the extent that Motorola successfully incorporates the cross-licensed technology into its own products, we will recognize royalty revenues as Motorola sells the products.

 Revenue Recognition--Product Revenue

     Product revenue is recognized upon shipment in the case of standard deliveries, and upon acceptance by the customer in the case of first delivery of a specified product.

 Revenue Recognition--Grants

     We recognize revenue from unconditional grants received from governmental agencies in the period granted. Revenue from conditional grants received are recognized when all conditions outlined in the grant have been met.

 Foreign Currency Translation

     Assets and liabilities of PixTech S.A. are translated into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the period. The related translation adjustments are reflected in stockholders' equity. Foreign currency gains or losses resulting from transactions are included in results of operations, except for transaction gains and losses attributable to inter-company transactions. For foreign currency transactions or cash balances that hedge foreign currency commitments; such transactions and cash balances are recorded in the same manner as translation adjustments, as required by the Statement of Financial Accounting Standards No 52, ''Foreign currency translation'' ("SFAS 52").

 Net Income (Loss) Per Share

     On December 31, 1997, we adopted Statement of Financial Accounting Standards No 128, ''Earnings per Share", ("SFAS 128").

     Prior to the adoption of SFAS 128, net income (loss) per share has been calculated in accordance with the provisions of Accounting Principles Board Opinion No 15, ''Earnings per Share" (APB 15), using the weighted average number of shares, convertible preferred shares assuming conversion at date of issuance, and dilutive equivalent shares from stock options and warrants using the treasury stock method. Net income (loss) per share also reflects for all periods presented a 2 for 3 reverse stock split, which was effective at the closing of our initial public offering.

     Pursuant to SFAS 128, we are required to change the method currently used to compute earnings per share and to restate all prior periods. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities.

     There is no impact of Statement 128 on the previous calculation of loss per share for the financial years ended December 31, 1997, 1998 or 1999. As net losses have been reported in these periods, the dilutive effects of stock options, preferred stock and warrants were excluded from the calculation of net loss per share under APB 15.

 Comprehensive Income

     We adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", ("SFAS 130"), effective for us for the first quarter of 1998. SFAS 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the years ended December 31, 1997, 1998 and 1999 consist solely of foreign currency translation adjustments.

 Cash and Cash Equivalents

     We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Investments

     We account for investments in accordance with Statement of Financial Accounting Standards No 115, ''Accounting for Certain Investments in Debt and Equity Securities''. We had no investments at December 31, 1998 or December 31, 1999, other than pledged cash (See Note 6--Short Term and Long Term Restricted
Cash). There were no realized gains or losses on sales of investments in 1997, 1998 or 1999.

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

     Impairment of Long-Lived Assets

     In January 1996, we adopted Statement of Financial Accounting Standard No. 121, ''Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of'' ("SFAS 121"), which establishes criteria for the recognition and measurement of impairment loss associated with long-lived assets. Adoption of SFAS 121 did not have a material impact on our financial position or results of operations.

     Patents and Other Intangible Assets

     Patent application and establishment costs are expensed as incurred.

     Other intangible assets include primarily goodwill. The carrying value of goodwill is reviewed on an ongoing basis to assess if facts or circumstances suggest that our goodwill may be impaired. If this review indicates that goodwill will not be recoverable, based on the expected future cash flows to be generated by these assets over their remaining amortization period, our carrying value of the goodwill is reduced by the estimated shortfall of discounted cash flows.

     Employee Stock Option Plans

     In 1996, we adopted the disclosure provisions of Statement of Financial Accounting Standards No 123 ("SFAS 123"), "Accounting for Stock Based Compensation". As permitted by SFAS 123, we have elected to continue to account for its employee stock option plans and the Employee Stock Purchase Plans in accordance with the provisions of the Accounting Principles Board Opinion No 25 "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, when the exercise price of our employee stock options is less than the market price of the underlying shares of the date of grant, compensation expense is recognized.

     Accounting for Income Taxes

     We use the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Pension Costs

     In France, legislation requires that lump sum retirement indemnities be paid to employees based upon their years of services and compensation at retirement. The actuarial liability of this unfunded obligation as of December 31, 1998 and December 31, 1999 is $85 and $76, respectively. Pension expense incurred was $14 in 1997, $35 in 1998 and $3 in 1999.

     Recent pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. Because of our minimal use of derivatives, management does not anticipate that the adoption of the new Statements will have a significant effect on earnings or on our financial position.

3.   Other current assets

     The components of other current assets are as follows:

                                                            December 31,
                                                       ----------------------
                                                          1998        1999
                                                       ----------  ----------
     Value added tax refundable.......................     $1,141       $ 507
     Other............................................        213         144
                                                       ----------  ----------
                                                           $1,354       $ 651
                                                       ==========  ==========

4.   Property, Plant and Equipment

     The components of Property, Plant and Equipment are as follows:

                                                           December 31,
                                                 --------------------------------
                                                      1998             1999
                                                 ---------------  ---------------
  Land.........................................        $    232         $    199
  Buildings and improvements...................           2,714            2,350
  Machinery and equipment......................          29,503           38,922
  Furniture and fixtures.......................           1,163            1,224
                                                 --------------   --------------
                                                         33,612           42,695
  Less accumulated depreciation................         (14,786)         (17,762)
                                                 --------------   --------------
                                                       $ 18,826         $ 24,933
                                                 ==============   ==============

     In 1994, we entered into capital lease agreements for production equipment. The gross and net book values of equipment financed under capital leases amounted $4,107 and $350, respectively, at December 31, 1998 and $2,353 and $342, respectively, at December 31, 1999.

     Land and buildings with a net book value of $1,123 and $924 at December 31, 1998 and December 31, 1999, respectively, have been pledged to guarantee a $10,000 loan received from Sumitomo Corporation in November 1997. See Note 7-- Long-Term Debt.

     Pursuant to the Display Foundry Agreement signed in 1997 with Unipac, volume field emission displays production equipment was installed at Unipac's facility. That equipment was purchased and funded by Unipac, and a portion of it is leased to PixTech, which amounts to $12,048 and $11,023 as of December 31, 1998 and 1999, respectively. According to Financial Accounting Standard 13, ((Accounting for Leases)), PixTech's share of equipment was recorded as assets under the caption ((Property, Plant and Equipment)), in the net amount of $11,061 and $8,607 as of December 31, 1998 and 1999. Depreciation of $988 was recorded during 1998 and $1,936 during 1999. As of December 31, 1999, the related capital lease obligation amounts to $9,686 compared to $10,125 as of December 31, 1998, of which $2,193 and $1,869 respectively has been recorded as current portion. (See Note 8--Capital Leases). In connection with the Micron Transaction (see "Note 20 -- Micron Transaction"), we acquired the production equipment located in Boise, Idaho, in May 1999. This acquisition was recorded in the amount of $13,375. The fair value of net assets acquired in the Micron Transaction was approximately $9,098 in excess of the cost of these assets. The fair value of property, plant and equipment of $22,473 was proportionally reduced to the extent that the fair value of net assets exceeded cost, resulting in property plant and equipment of $13,375 (see "Note 20 -- Micron Transaction").

5.   Goodwill

     On February 20, 1996, we acquired substantially all the assets of PanoCorp, Inc. ("PanoCorp"), a research and development company located in California, in a transaction accounted for as a purchase. The assets of PanoCorp, Inc., principally including fixed assets valued at $120, were purchased for $250 in cash plus 150,000 warrants to purchase shares of our Common Stock at an exercise price of $11.67 per share. See Note 11--Stockholders' Equity - Warrants.

     The fair value of the 150,000 warrants was computed using the Black-Scholes model. Pursuant to APB Opinion 16, the value of such warrants was estimated at $230 and the entire transaction generated goodwill of $360. This goodwill is being amortized over 5 years.

6.   Short-term and long-term restricted cash

     In August 1997, we provided Unipac Optoelectronics Corp. ("Unipac"), our Asian manufacturing partner, with a written bank guaranty in an amount of $10,000 pursuant to the display foundry agreement (the "Foundry agreement") signed in May 1997 between us and Unipac in order to implement volume production of field emission displays at Unipac's manufacturing line. We granted the issuing banks a security interest in cash and cash equivalents for the same amount. The pledged cash and cash equivalents have been recorded as short-term and long-term restricted cash in the balance sheet. Under certain conditions of the Foundry agreement, Unipac can sell us certain equipment. The payment for such equipment will be secured by Unipac through the exercise of the bank guaranty. Both the amount of the guaranty to Unipac and the amount of the security interest to the banks is expected to decrease to match the net amount of equipment leased by Unipac to us.

7.   Long-term debt

     Long-term debt consists of the following :

                                                                      December 31,
                                                           ----------------------------------
                                                                 1998              1999
                                                           ----------------  ----------------
  Loan payable (a).......................................          $10,000           $ 6,412
  Non interest bearing loan from ANVAR (b)...............            1,601             1,868
  Equipment purchase loans (c)...........................               93                --
  Loan payable (d).......................................              107                30
  R&D agreement with French Local authorities (e)........               --             1,469
  Loan payable (f).......................................               --             1,329
  Loan payable (g).......................................               --                94
                                                           ----------------  ----------------
                                                                    11,801            11,202
  Less: current portion..................................           (3,410)           (8,128)
                                                           ----------------  ----------------
  Total long-term debt, less current portion.............          $ 8,391           $ 3,075
                                                           ================  ================

     (a) In November 1997, Sumitomo Corporation ("Sumitomo") granted us a $10,000 loan repayable over a period of three years. Of this $10,000 amount, $5,000 represents a straight loan payable in four equal installments every 6 months starting April 7, 1999, bearing interest at prime rate plus 0.75% per annum. The remaining amount of $5,000 represents a convertible loan payable in November 2000, bearing interest at prime rate plus 0.75% per annum, and partially or totally convertible, at Sumitomo's option, into shares of Common Stock of PixTech at a conversion price equal to 80% of the market price on the conversion date. This option became exercisable starting April 1999 and expires November 2000. As part of the Sumitomo agreement, the loan is partially secured as follows: (i) we pledged certain PixTech S.A. land and constructions located in Rousset. See Note 4-- Property, Plant and Equipment; (ii) the French atomic energy agency, Commissariat a l'Energie Atomique, has guaranteed certain contingent payment obligations towards Sumitomo in case of default by PixTech. See Note 16-- Related Parties Transactions. In addition, should we default on the repayment of the loan, we will remit to Sumitomo two thirds of any royalty amount received from any licensee until all obligations to Sumitomo are satisfied.

During 1999, Sumitomo converted 750,000 shares of Common Stock for $1,088. As of December 31, 1999 the principal due on the convertible loan is $3,912.

     (b) We entered into a development contract with a French Public agency ANVAR in 1993. Under this agreement, we received a non-interest-bearing loan. Repayment of this loan started in 1997.

     (c) In 1994, we were granted a $686 loan from a supplier of a piece of particular equipment. This loan is payable in 8 installments of $77, including interest at 6.50%, over a period of 4 years starting in May 1996. As of December 31, 1999, this loan was totally repaid.

     (d) In 1995, we were granted a bank loan, which bears interest at 6.37% and is repayable in 20 installments of approximately $20 over 5 years starting in July 1995.

     (e) In 1997 and January 1999, we entered into two research and development agreements with French authorities. Under these agreements, we expect to benefit from zero-interest loans totaling approximately $3,000, of which $1,469 was received in April 1999.

     (f) (g) In connection with the Micron Transaction (see "Note 20 -- Micron Transaction"), we assumed two equipment loans from Micron.

The first one (f), with Bank of Boston, including interest at 7.63%, was recorded for $2,040 in May. The principal due as at December 31, 1999 is $1,329. This loan is repayable (approximately $94 per month) until February 2001.

The second one (g), with Heller, interest at 7.47%, was recorded for $835, the principal due as at December 31, 1999 is $94. The last repayment will be in January 2000.

     Future minimum payments under these obligations are as follows:

    Year ending December 31,
    2000................................................................          8,128
    2001................................................................            657
    2002................................................................          1,215
    2003................................................................            199
    2004................................................................            193
    2005................................................................            811
                                                                                -------
    Total minimum payments                                                      $11,203
                                                                                =======

8.  Capital leases

                                                     December 31,
                                              --------------------------
                                                  1998          1999
                                              ------------  ------------
     Capital lease obligations...............      $10,588       $10,099
     Less: current portion...................       (2,189)       (2,455)
                                               -----------   -----------
                                                   $ 8,399       $ 7,644
                                               -----------   -----------

     In December 1994, we completed several sale-leaseback transactions whereby equipment with a net book value of $4,219 was financed through three to five-year capital lease obligations, effective December 1994. At December 31, 1999, the net book value of this equipment was $342. (See Note 4--Property, Plant and Equipment).

     Pursuant to the Display Foundry agreement signed in 1997 with Unipac, PixTech's share of volume field emission displays production installed at Unipac's facility is leased to us. As of December 31, 1999, the related capital lease obligation amounts to $9,686, of which $2,193 has been recorded as current portion. (See Note 4--Property, Plant and Equipment).

     Future minimum payments under capital lease obligations are as follows:

   Year ending December 31,
   2000.................................................................      $ 3,057
   2001.................................................................        2,779
   2002.................................................................        2,475
   2003.................................................................        2,223
   2004.................................................................          929
                                                                              -------
   Total minimum payments...............................................       11,463
   Less amount representing interest....................................       (1,364)
                                                                              -------
   Present value of minimum capitalized lease payments..................      $10,099
                                                                              -------

9.   Commitments and contingencies

     Operating leases

     We are obligated under operating lease agreements for equipment and manufacturing and office facilities.

     We leased certain equipment under a cancelable operating lease with terms of 60 months through 1999. The total amount of the base rent payments has been charged as an expense on the straight-line method over the term of the lease. At the end of September 1999, the equipment became our property.

     We lease our main manufacturing and office facilities under a non-cancelable operating lease, which expires September 2000, with an option to renew.

     Minimum annual rental commitments under non-cancelable leases at December 31, 1999 are as follows:

     Year ending December 31,
     2000................................................     $1,380
     2001................................................      1,249
     2002................................................        952
     2003................................................        604
                                                              ------
     Total minimum payments                                   $4,167
                                                              ======

     Rental expense for all operating leases consisted of the following:

                                                       1997        1998         1999
                                                    ----------  -----------  -----------
     Rent expense for operating leases                  $1,245       $1,188       $1,454
                                                    ==========  ===========  ===========


License agreement and research and development agreement with Commissariat a l'Energie Atomique

     See Note 16--Related Party Transactions


10.   Fair Value of Financial Instruments

     At December 31, 1998 and 1999, the carrying values of financial instruments such as cash and cash equivalents, short term investments, accounts receivable and payable, other receivables and accrued liabilities and the current portion of long-term debt approximated their market values, based on the short-term maturities of these instruments.

     At December 31, 1998 and 1999, the fair values of long-term debt and other long-term liabilities, with book value of $22,917 and $21,354 were $16,081 and $15,043, respectively. Fair value is determined based on expected future cash flows, discounted at market interest rates, and other appropriate valuation methodologies.


11.   Stockholders' Equity

     The share amounts and per share dollar amounts included herein reflect the effect of the 2 for 3 reverse stock split which was effective on July 18, 1995.

 Common Stock

     On July 18, 1995, we sold 2,500,000 shares of Common Stock for net proceeds of $20,998 in our initial public offering on Nasdaq.

     On February 7, 1997, we sold 3,333,000 shares of Common Stock in a public offering in Europe resulting in net proceeds of $15,927.

     In February 1997, we sold 463,708 and 1,111,111 shares of our Common Stock to Motorola, Inc. and to United Microelectronics Corporation, the parent company of Unipac Optoelectronics Corporation, respectively, in private placements resulting in net proceeds of $2,086 and $5,000, respectively.

     In March 1998, we sold 1,000,000 shares of our Common Stock to The Kaufmann Fund Inc., in a private placement at a price of $4.00 per share, resulting in net cash proceeds of $4,000 before expenses payable by us, which amounted to $44.

     In March 1998, we entered into a license agreement with Coloray Display Corporation, a California corporation ("Coloray"), providing us with a worldwide, non-exclusive royalty-free license on certain technologies related to field emission displays. In consideration of the license and rights granted to us, we paid an amount of $75 and issued 14,000 shares of our Common Stock, valued at a price of $3.57 per share, representing a total amount of $50.

     In December 1998, we sold 222,222 shares of our Common Stock in a private placement at a price of $2.25 per share, resulting in net proceeds of $500.

     In January 1999, we sold 150,000 shares of our Common Stock in a private placement at a price of $2.35 per share, resulting in net proceeds of $352. In consideration of the Micron Transaction (See "Note 20 -- Micron Transaction"), we issued in May 1999 7,133,562 shares of our Common Stock, representing a total amount of $14,205, and a warrant to purchase 310,000 shares of our Common Stock at an exercise price of approximately $2.25 per share. The fair value of the 310,000 warrants was computed using the Black-Scholes model and was estimated at $257. In consideration of the 7,133,562 shares of Common Stock and 310,000 warrants issued pursuant to the Micron Transaction, we were granted certain assets, assumed certain liabilities, and received $4.3 million in cash.

     In August 1999, we secured a $15 million equity-based line of credit with Kingsbridge Capital Limited, an institutional investor specializing in equity lines. Under the terms of the equity line, we can draw up to $15 million cash in exchange for our Common Stock, in increments over a two-year period. The decision to draw on any of the funds and the timing and amount of any such draw are at our sole discretion, subject to certain conditions. Such conditions include limitations depending on the volume and the price of our Common Stock. Also the minimum amount we have to draw is $5M within the two-year period. These shares will be issued at a 10% or 12% discount to the market price at the time of any draw. In November 1999, we issued 624,809 shares of Common Stock, representing $ 824 ($1,000 less issuance costs of $176).

     In October 1999, we completed a $20 million equity private placement with Unipac Optoelectronics Corporation ("Unipac"). Under the terms of the agreement, Unipac, an active matrix liquid crystal display manufacturer based in Taiwan received 12.4 million shares of our Common Stock at a purchase price of $1.61 per share. With this transaction, Unipac becomes our largest shareholder, and combined with its parent company United Microelectronic Corporation (UMC), owns approximately 34.5 percent of our shares of Common Stock outstanding. The net cash of this transaction was $19,963 (net of issuance costs of $36).

     In relation with the Sumitomo loan (see "Note 7 (a) -- Long Term Debt"), we issued, starting July 23, 1999 750,000 shares of our Common Stock in 1999, representing a decrease of our obligation of $1,089.

     In December 1999, in relation with the Coloray agreement, we paid an amount of $25 and issued 14,000 shares of our Common Stock, valued at a price of $3.57 per share, representing a total amount of $50.

     There were 37,351,283 shares of Common Stock outstanding at December 31, 1999.

Preferred Stock

    Our Board of Directors has the authority to issue up to 1,000,000 shares of Preferred Stock and to fix the relative rights thereof. In December 1998, 500,000 shares of Preferred Stock were reserved for the issuance of "Series E Convertible Preferred Stock".


Convertible preferred stock

    Series A to D shares of Convertible Preferred Stock automatically converted into shares of Common Stock upon the closing of our initial public offering in 1995.

    In December 1998, we issued 367,269 Series E shares of Convertible Preferred Stock. The Preferred Stock was sold in a private placement at a price of approximately $22.53 per share, resulting in net proceeds of $8,275, before expenses payable by PixTech, which amounted to $822. The amount representing Preferred Stock we sold is generally convertible into shares of Common Stock starting from June 21, 1999 at a conversion price equal to the lesser of approximately $1.60938 per share of Common Stock or the average of the closing price of the Common Stock over the ten trading days immediately preceding the notice of conversion. In addition to the conversion feature, the Preferred Stock has a liquidation preference equal to the purchase price of the preferred stock and a cumulative dividend. The Preferred Stock will automatically convert into Common Stock on December 22, 2003. The Preferred Stock is redeemable at the option of PixTech at the issue price upon certain events. The holders of shares of Series E Preferred Stock are entitled to the number of votes equal to the number of shares of Common Stock into which the shares of Series E Preferred Stock held by such holder are convertible.

    The holders of Series E Preferred Stock are entitled to receive cumulative dividends. At December 31, 1999 a dividend of $525 was accrued and recorded against Stockholders' Equity.

    In addition, we agreed to reserve, out of the authorized but unissued shares, 150% of the number of shares of Common Stock that the Series E Stock is convertible into. As of December 31, 1999, the Series E Stock would have been convertible into 4,487,711 shares of Common Stock thus requiring us to reserve 6,731,567 shares of the remaining authorized but unissued shares.

    Stock Options

    1993 Stock Option Plan

    We adopted a stock option plan on November 30, 1993, the "1993 Stock Option Plan" (which was amended and restated in May 1995 and in April 1997), under which options to purchase shares of Common Stock may be granted to our key employees and consultants. The plan provides that the Compensation Committee of the Board of Directors shall determine the option price and that no portion of the option may be exercised beyond ten years from the date of grant. Options, which are outstanding at December 31, 1999, become exercisable within a certain period of time or when specific milestones are completed.

The activity under the option plan was as follows:

                                                              Shares            Options         Weighted
                                                         ----------------  -----------------     Average
                                                            available         outstanding     Option Price
                                                         ----------------  -----------------  -------------
                                                                                                per Share
                                                                                              -------------
  Balance at December 31, 1996.........................          278,756          1,464,274
    Additional shares reserved.........................          800,000                 --
    Options granted....................................       (1,121,050)         1,121,050          $4.300
    Options exercised..................................               --            (52,989)          0.506
    Options terminated unexercised.....................          464,193           (464,193)          7.875
                                                              ----------          ---------
  Balance at December 31, 1997.........................          421,899          2,068,142
                                                              ==========          =========
    Options granted....................................         (444,960)           444,960          $4.626
    Options exercised..................................               --             (1,375)          0.656
    Options terminated unexercised.....................          362,535           (362,535)          4.632
                                                              ----------          ---------
  Balance at December 31, 1998.........................          339,474          2,149,192
                                                              ==========          =========
    Additional shares reserved.........................        2,500,000                 --
    Options granted....................................       (2,167,505)         2,167,505          $1.949
    Options exercised..................................               --           (137,217)          0.535
    Options terminated unexercised.....................          376,655           (376,655)          3.490
                                                              ----------          ---------
  Balance at December 31, 1999.........................        1,048,624          3,802,825
                                                              ==========          =========

    Options to purchase 1,125,434 shares and 1,776,081 shares were exercisable at weighted-average exercise prices of $1.186 and $2.10 at December 31, 1998 and December 31, 1999, respectively.

    Exercise prices for options outstanding as of December 31, 1999 ranged from $0.375 to $9.750. The weighted average remaining contractual life of those options is 8.020 years.

    The following is additional information related to options outstanding as of December 31, 1999:

                               Options Outstanding                                           Options Exercisable
                               -------------------                                           -------------------
                                               Weighted
     Exercise                                  Average              Weighted                                 Weighted
      Price         Number                     Remaining             Average              Number               Average
      Range             Outstanding        Contractual Life      Exercise Price        Exercisable        Exercise Price
-----------------   -------------------    ----------------     ----------------    ------------------   ------------------

$ 0.375 - $ 3.500             3,185,530        7 years                      1.687            1,594,146                0.879
$ 3.510 - $ 6.500               591,145        7 years                      5.151              667,125                5.355
$ 6.510 - $ 9.750                26,150        6 years                      8.896              392,786                8.397


    Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if we had accounted for our employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following average assumptions:

                                                                  Years ended December 31,
                                                                  ------------------------
                                                1999                        1998                        1997
                                     --------------------------  --------------------------  --------------------------
Expected Stock option term:                   4 years                     4 years                     4 years
Interest rate                                      3%                          3%                          3%
Volatility                                      0.922                        0.74                        0.30
Dividends                                          0%                          0%                          0%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. Our pro forma information follows (in thousands except for loss per share information) :

                                            1997           1998           1999
----------------------------------------------------------------------------------
Pro forma net loss                          $(14,865)      $(18,690)      $(29,893)
Pro forma loss per share                    $  (1.13)      $  (1.29)      $  (1.30)
----------------------------------------------------------------------------------

    The weighted-average fair value of options granted during 1997, 1998 and 1999 were $2.52, $2.82 and $1.39, respectively.

    Director Stock Option Plan

    In May 1995, we adopted the 1995 Director Stock Option Plan (the "Director Stock Plan''), which provides for the issuance of up to 50,000 shares of our stock. The Director Stock Plan provides for an automatic grant of options to purchase our stock at its fair market value to our non-employee directors upon election or re-election to the Board of Directors.

The activity under the option plan was as follows:

                                                              Shares          Options          Weighted
                                                         ----------------  --------------   Average Option
                                                            available       outstanding         Price
                                                         ----------------  --------------  ----------------
                                                                                              per Share
                                                                                           ----------------
  Balance at December 31, 1996.........................           44,000           6,000
    Options granted....................................          (12,000)         12,000             $3.910
                                                                 -------         -------
  Balance at December 31, 1997.........................           32,000          18,000
                                                                 =======         =======
    Options granted....................................          (12,000)         12,000             $4.646
    Options terminated unexercised.....................           14,000         (14,000)            $5.962
                                                                 -------         -------
  Balance at December 31, 1998.........................           34,000          16,000
                                                                 =======         =======
    Options granted....................................           (6,000)          6,000             $1.843
  Balance at December 31, 1999.........................           28,000          22,000
                                                                 =======         =======

    As at December 31, 1999 and at the date of grant, the exercise prices of each stock option grant under the Director Stock Plan was above our stock price. Therefore, no compensation expense was incurred.

    Warrants

    In December 1994, in connection with various equipment leases, we entered into a warrant agreement. Under this agreement, we granted a right to purchase 62,500 shares of Common Stock of PixTech, at a purchase price, of $2.88 per share. No value was ascribed to the warrant. This warrant expires on July 18, 2000.

    In February 1996, in order to finance partially the purchase of PanoCorp assets, we granted 150,000 warrants to purchase shares of our Common Stock at an exercise price of $11.67 per share. See Note 5--Goodwill.

    In February 1997, in connection with the purchase of 463,708 shares of our Common Stock, Motorola received warrants to purchase an additional 463,708 shares of our Common Stock at a price of $5.50 per share, which expired unexercised on December 31, 1998.

    In May 1999, we issued a warrant to Micron to purchase an aggregate of 310,000 shares of our Common Stock at $2.25313 per share.

    We are obligated to issue a warrant to purchase 35,000 shares of our Common Stock to Needham & Company, Inc., in connection with an agreement for financial advisory services, which is exercisable at a price of $2.26 per share and expires on May 10, 2004.

    We are obligated to issue a warrant to purchase 75,000 shares of our Common Stock to Josephthal and Co, in connection with an agreement for financial advisory services, which is exercisable at a price of $2.26 per share and expires on June 17, 2004.

    In addition, we have issued a warrant to Kingsbridge to purchase 100,000 shares of our Common Stock at $2.30 per share that expires on February 6, 2003.

Employee Stock Purchase Plan

    In May 1995, we adopted an employee stock purchase plan (the "Purchase Plan") under which employees may purchase shares of Common Stock at a discount from fair market value. 100,000 shares of Common Stock are reserved for issuance under the Purchase Plan. To date, no shares have been issued under the Purchase Plan. Rights to purchase Common Stock under the Purchase Plan are granted at the discretion of the Compensation Committee, which determines the frequency and duration of individual offerings under the Plan and the dates when the stock may be purchased. Eligible employees, which represent all full-time employees (as defined by the Purchase Plan), participate voluntarily and may withdraw from any offering at any time before the stock is purchased. The purchase price per share of Common Stock in an offering is 85% of the lesser of its fair market value at the beginning of the offering period or on the applicable exercise date and may be paid through payroll deductions, periodic lump sum payments or a combination of both. The Purchase Plan terminates on May 9, 2005.

    Shares available for issuance

    At December 31, 1999, out of the 60,000,000 authorized shares of Common Stock, no shares were available for issuance by PixTech. On January 18, 2000 the stockholders approved the increase of authorized shares of Common Stock from 60,000,000 to 100,000,000 shares.

12.   Other and deferred revenues

      Other revenues and deferred revenues include the following:

                                                                                   December 31,
                                                      ----------------------------------------------------------------------

                                                               1997                    1998                    1999
                                                      ----------------------  ----------------------  ----------------------

                                                        Other      Deferred     Other      Deferred     Other      Deferred
                                                      ----------  ----------  ----------  ----------  ----------  ----------
  Grant from French Ministry of Industry (a)........      $  663      $1,210      $1,211      $    -      $    -        $  -
  Grant from French local authorities (b)...........         144         913         290       1,396       1,344           -
  Grant from European Union, Esprit Program (c).....           -         423          96         766         962           -
  Grant from DARPA (d)..............................           -           -           -           -       2,092           -
  Grant from French Ministry of Research (e)........           -           -           -           -           -         248
  Other.............................................         335           -         371           -         510           -
                                                      ----------  ----------  ----------  ----------  ----------  ----------
  TOTAL.............................................      $1,142      $2,546      $1,968      $2,162      $4,908        $248
                                                      ==========  ==========  ==========  ==========  ==========  ==========

(a) In December 1994, we were awarded a grant from the French Ministry of Industry to support manufacturing of field emission displays. The total contribution of the French Ministry of Industry amounted to $2,674. We recognized as income $800 in 1996, $663 in 1997, $1,211 in 1998. No revenue was recognized in 1999, as all conditions of the grant were met by December 31, 1998.

(b) PixTech SA was awarded certain incentives to establish its manufacturing facilities in Montpellier, France. These incentives are partially subject to maintaining an operating facility in this location for a certain period of time. In 1999, revenue recognized in the amount of $87 was related to various incentives granted by French local authorities. In April 1995, we signed a grant agreement with DATAR (Delegation a l'Amenagement du Territoire et a l'Action Regionale), an agency of French Home Office. The obligations related to the recognition of the associated revenue were reached in 1999 for $1,257.

(c) In February 1997, we entered into an research and development agreement with the European Union. The total contribution of the European Union to the costs we incurred amounts to $962. We received prepayments in 1997, 1998 and 1999 but revenues were recognized as income in 1999, as all conditions stipulated in the agreement have been met and we recognized the entire revenue.

(d) On August 5, 1999 we were awarded a development contract by DARPA (Defense Advanced Research Projects Agency). Under the terms of the contract, we will receive approximately $4,700 to develop and produce a "Low-Power, Wide Angle of View, Spatial Color Field emission display for Rapid Information Update Applications." In 1999, we received $2,092. Milestone related revenue is recognized upon the achievement of such milestones as defined by the contract. Costs incurred under this contract are recognized in the period incurred as research and development expenses.

(e) In December 1998 we were awarded a grant of the French Ministry of Research for certain research and development tasks. We received in 1999 $248 which were not recognized as revenues and we expect to receive $600 until December 2000.

13. Income Taxes

    Loss before income tax benefit consists of the following:

                                                                              December 31,
                                                             ----------------------------------------------
                                                                  1997            1998            1999
                                                             --------------  --------------  --------------
  France..................................................        $(13,567)       $(16,614)       $(21,003)
  Rest of world...........................................          (1,683)         (3,408)         (7,424)
                                                             --------------  --------------  --------------
     Loss before income tax benefit.......................        $(15,250)       $(20,022)       $(28,427)
                                                             ==============  ==============  ==============

    The income tax benefit consists of $586, $2,159 and $0 as of December 31, 1997, 1998 and 1999 respectively, which relate to operations in France.

    A reconciliation of income taxes computed at the French statutory rate (40%) to the income tax benefit is as follows :

                                                                             December 31,
                                                              -------------------------------------------
                                                                  1997           1998           1999
                                                              -------------  -------------  -------------
  Income taxes computed at the French statutory rate........       $ 6,354        $ 7,341       $ 11,771
  Operating losses not utilized.............................        (6,354)        (7,341)       (11,771)
  Research credits..........................................           586          2,159             --
                                                              -------------  -------------  -------------
  Total.....................................................       $   586        $ 2,159             --
                                                              =============  =============  =============

    No U.S. income tax expense was realized and no U.S. income taxes were paid in years ended December 31, 1997, 1998 and 1999.

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes consist of the following:

                                                                             December 31,
                                                              -------------------------------------------
                                                                  1997           1998           1999
                                                              -------------  -------------  -------------
  Deferred tax assets:
    Net operating loss carryforwards........................      $ 12,058       $ 18,108       $ 24,032
    Deferred revenue........................................           355             75             (3)
    Research credit carryforwards...........................         8,000          6,448          2,849
                                                              -------------  -------------  -------------
                                                                    20,413         24,631         26,878
  Deferred tax liabilities:
    Deferred revenue........................................          (412)          (760)            (1)
    Deferred expense........................................          (165)           (53)            (8)
                                                              -------------  -------------  -------------
     Total deferred tax assets..............................        19,835         23,818         26,869
  Valuation allowance.......................................       (14,777)       (19,175)       (25,614)
                                                              -------------  -------------  -------------
  Deferred tax assets.......................................      $  5,058       $  4,643       $  1,255
                                                              =============  =============  =============

    Net operating loss carryforwards can be credited against future income in France. Net operating loss carryforward of: $4,809 expire in 2000, $5,124 in 2001, $9,176 in 2002, $13,304 in 2003, $15,045 in 2004 and $12,619 can be
carried forward indefinitely.

    Research credit carryforwards derive from our subsidiary PixTech SA. In France, research credit carryforwards are calculated following certain rules defined by the Tax administration. We are entitled to full payment by the Tax administration of these research credit carryforwards if they are not credited against income tax liabilities within a period of three financial years. We collected $2,840 and $2,913 in 1998 and 1999 respectively.

14. Industry and Geographic Information

    We adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131"), effective for our fiscal years beginning after December 15, 1997. SFAS 131 requires that public business enterprises report certain information about operating segments in their financial statements, and about their products and services, the geographic area in which they operate, and their major customers. As we operate in one single reportable segment, the development, manufacturing and licensing of flat panel displays using electron emitters, the adoption of SFAS 131 has no effect on our consolidated operating results or financial condition.

    Our long lived-assets may be summarized as follow:

                                                                          December 31,
                                                              -------------------------------------
                                                                 1997         1998         1999
                                                              -----------  -----------  -----------
    United States...........................................       $  424      $   227      $11,570
    France..................................................        8,929        7,282        4,756
    Taiwan..................................................           --       11,317        8,607
                                                              -----------  -----------  -----------
                                                                   $9,353      $18,826      $24,933

15.   Significant Customers and Vendors

    Historically, we derived our revenues principally from cooperation and license agreements with certain display manufacturers. Net revenues from cooperation and license agreements represented approximately 50%, 34% and none of our net revenues for the fiscal years 1997, 1998 and 1999, respectively. We do not expect any significant additional milestone related revenues to be directly derived from existing cooperation and license agreements.

    In 1998 and 1999, product sales primarily reflected the shipment of displays to our first volume customer, Zoll Medical Inc.

    Service fees paid to our single manufacturer to manufacture its field emission displays represent 30% and 36% of total of its operation activity in 1998 and 1999, respectively. In addition, the obligations resulting from the research and development agreement with the Commissariat a l'Energie Atomique (See " Note 16- Related Party Transactions ") represent 18 % of our operations in 1999.


16. Related Party Transactions

    Commissariat a l'Energie Atomique license agreement

    In September 1992, we entered into a license agreement with Commissariat a l'Energie Atomique. Commissariat a l'Energie Atomique holds a controlling interest in Commissariat a l'Energie Atomique Industrie, a shareholder of PixTech. Under this agreement, Commissariat a l'Energie Atomique granted to us a royalty bearing, worldwide, exclusive license to all patents held by Commissariat a l'Energie Atomique in the field of field emission displays, with a right to sublicense these patents under certain conditions. The consideration for this license is a payment of license fees and royalties based on our sales and the license fees and royalties we collected.. No expense was recorded in 1993 and 1994 with respect to license fees and royalties due to Commissariat a l'Energie Atomique. In 1995, $1,000 was accrued in respect of license fees and royalties due to Commissariat a l'Energie Atomique in 1996. In order for us to maintain an exclusive license, it was required to make minimum royalty payments beginning in 1996. An amount of $45 payable to Commissariat a l'Energie Atomique in 1997 was accrued in 1996. By paying the remaining amount due to Laboratoire d'Electronique, de Technologie et d'Instrumentation, we will fulfill the minimum royalty obligations to Laboratoire d'Electronique, de Technologie et d'Instrumentation through 1999.

    In 1997, an amendment to the Laboratoire d'Electronique, de Technologie et d'Instrumentation license agreement was signed between the Commissariat a l'Energie Atomique and us (the "1997 Commissariat a l'Energie Atomique Amendment") for a period of three years, in return for Commissariat a l'Energie Atomique guarantying certain contingent payment obligations towards Sumitomo. See Note 7-- Long term debt. The royalty rates and minimum payments from us to Commissariat a l'Energie Atomique were increased for a period of three years. In addition, we gave a security interest to Commissariat a l'Energie Atomique on all its patents during the term of the amendment. An amount of $308 and $364 was accrued respectively in 1998 and in 1999, which included a minimum royalty obligation of $288 and $357, respectively pursuant to the 1997 Commissariat a l'Energie Atomique Amendment.

    Commissariat a l'Energie Atomique research and development agreement

    In September 1992, we entered into a three-year renewable research and development agreement with Commissariat a l'Energie Atomique, under which Commissariat a l'Energie Atomique, through its laboratory "Laboratoire d'Electronique, de Technologie et d'Instrumentation" performs certain research and development activities for our benefit. This program is expected to be extended for a third three-year period ending on January 1, 2002, subject to further extension by mutual agreement of the parties. The consideration received by the Commissariat a l'Energie Atomique for this research and development activity in 1999 amounted to approximately $1,083.

    In connection with the above research and development agreement with Commissariat a l'Energie Atomique, we incurred $637, $848 and $1,043 in 1997, 1998 and 1999, respectively, of research and development costs.

17. License

    In connection with our license of our technology to a display manufacturer, we acquired a worldwide, non-exclusive royalty-free license to such licensee's background field emission display technology, as well as a right to grant royalty-free sublicenses to certain other companies. We were obligated to pay certain license fees in connection with the acquisition of these rights from such licensee; these payments to the licensee were $650 in 1995 and $650 in 1996. In 1997, we recorded cooperation and license revenues in the amount of $707, in consideration of the cancellation of same amount that had been included in accounts payable in relation to accrued license fees due this licensee.

    In connection with the license of our technology to another display manufacturer, we also acquired a worldwide, non-exclusive license, without the right to sublicense, to certain technology of such licensee. We were obligated to pay certain license fees in connection with the acquisition of these rights; these payments to the licensee were $1,000 in 1995, $1,000 in 1996. The remaining license fees payable to this licensee in the amount of $1,400 were canceled in 1997, as consideration for the purchase by such licensee of shares of our Common Stock in February 1997.

    In March 1998, we entered into a license agreement with Coloray, providing PixTech with a worldwide, non-exclusive royalty-free license on certain technologies related to field emission displays. In 1998, in consideration of the license and rights granted to PixTech, we paid an amount of $75 and issued 14,000 shares of our Common Stock, valued at a price of $3.57 per share, representing a total amount of $50. In 1999, we paid an amount of $25 and issued 14,000 shares of our Common Stock, representing a total amount of $50 (See Note 11--Stockholders' Equity).

18. Litigation

    We have received correspondence from Futaba Corporation and its legal counsel since January 1998 alleging the following; (i) Pixtech is infringing one or more patents owned by Futaba relating to the construction and manufacture of its displays that are not expressly included under the license agreement between Futaba and Pixtech, (ii) PixTech's use of terms such as "alliance" and "partners" in describing the nature of its contractual relationships with Motorola, Raytheon and Futaba in reports filed with the SEC is misleading and
(iii) certain provisions in the Foundry agreement with Unipac constitute an impermissible sublicense of Futaba technology. Futaba has also claimed that we improperly supplied certain Futaba proprietary information to Unipac, and that Unipac has in turn disclosed such information to a third party vendor. We have accepted an offer of settlement from Futaba, reflected in correspondence dated December 15, 1999 and December 30, 1999, pursuant to which Futaba has waived these claims against us. Futaba and PixTech are currently preparing a definitive written settlement agreement.

    To our knowledge, there are no other exceptional facts or litigation that could have or that have in the recent past had any significant impact on its business, results, financial situation, or assets and liabilities.

19. Financial position

    During 1999, we have incurred losses in the amount of $28,427 and used cash in operating activities of $17,945, which has adversely affected our liquidity. At December 31,1999, we had net working capital of $17,740 and a deficit accumulated during the development stage of $82,583. In 1999, we significantly improved our liquidity and financial position with the completion of $20.0 million equity private placement with Unipac. We expect that cash available at December 1999 together with the anticipated proceeds from Kingsbridge agreement, from various grants and loans and from research and development tax credits, will be sufficient to meet our cash requirements until at least December 2000. We intent to continue improving our liquidity and financial position through capital increases expected to take place in 2000. There can be however no assurance that additional funds will be available through capital increase when needed or on terms acceptable to us.

20. Micron transaction

    On March 19, 1999, we entered into a definitive agreement to purchase certain assets of Micron Technology, Inc. relating to field emission displays including equipment and other tangible assets, certain contract rights and cash (the "Micron Transaction"). The Micron Transaction was closed on May 19, 1999 between PixTech and Micron and was accounted for as an acquisition of assets. The financial statements as of June 30, 1999 reflect the acquisition of assets for a cost of $17,932 and the assumption of certain liabilities in the amount of $2,958, in consideration of the issuance of 7,133,562 shares of our Common Stock, representing a total amount of $14,205, and a warrant to purchase 310,000 shares of our Common Stock. The fair value of the 310,000 warrants was computed using the Black-Scholes model and was estimated at $257. The estimated fair value of net assets acquired in the Micron Transaction was approximately $9,157 in excess of the cost of net assets acquired. Consequently, the estimated fair value of property, plant and equipment of $22,473 was proportionally reduced to the extent that the fair value of net assets acquired exceeded cost resulting in property plant and equipment of $13,316. In addition, we received cash in the amount of $4,350. Therefore, of the assets acquired for $17,932, $13,316 was reflected under the caption "Property, Plant and Equipment", and $4,350 under the caption "Cash available".

    The following unaudited pro forma financial information presents the combined results of operations for the year ended December 31, 1998 and 1999 as if the transaction had been completed at the beginning of the periods indicated, after giving effect to certain adjustments, including additional personnel costs and depreciation expenses. The pro forma financial information does not necessarily reflect the results of operations that would have occurred, had the transaction been completed at the beginning of the periods indicated, and may not be indicative of the future results.

                                                                Year ended December 31,
                                                  ----------------------------------------------------
                                                              1998                       1999
                                                  ----------------------------  ----------------------
Net loss                                                             $(26,986)               $(32,105)
Net loss to holders of common stock                                  $(26,998)               $(32,617)
Net loss per share of common stock                                   $  (1.25)               $  (1.27)


21. Subsequent events

In January and February 2000, we issued to Sumitomo 2,126,246 shares of our Common Stock, for a total conversion price of $ 3,911, representing the outstanding balance of our convertible loan as of December 31, 1999 (see "Note 7
(a) -- Long Term Debt").

In February 2000, we signed an amendment to the Common Stock Purchase Agreement dated October 6, 1999 with Unipac Optoelectronics Corporation ("Unipac"). Under the terms of this amendment, PixTech will, upon the satisfaction of certain conditions, issue 9.3 million shares of its Common Stock at a purchase of $1.61 per share to United Microelectronics Corporation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

    Not Applicable

PART III

Item 10.   Directors and Executive Officers of the Registrant

    The response to this item is contained in part under the caption ''Executive Officers of the Registrant'' in Part I, Item 1A hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the caption ''Election of Directors'' in our Proxy Statement relating to our Annual Meeting of Stockholders scheduled for April 18, 2000 (the ''Proxy Statement'').

Item 11.   Executive Compensation

    The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption ''Executive Compensation'' in the Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

    The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption ''Share Ownership'' in the Proxy Statement.

Item 13.   Certain Relationships and Related Transactions

    The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption, ''Compensation Committee Interlocks and Insider Participation'' in the Proxy Statement and from Note 16 to the Financial Statements included herein.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K

(A) 1.   FINANCIAL STATEMENTS

    The financial statements are listed under Item 8 of this report.

    2.   FINANCIAL STATEMENT SCHEDULES

    The financial statement schedules are listed under Item 8 of this report.

(B)  REPORTS ON FORM 8-K

    A report on Form 8-K has been filed on October 28, 1999, reporting under
Item 5 a Common Stock Purchase agreement with Unipac Optoelectronics Corporation (see exhibit 2.1) for a private placement of $20 million of PixTech's common stock, par value $0.01 per share. The private placement closed on October 15, 1999 with the issuance of approximately 12.4 million shares of Common Stock at approximately $1.61 per share.

    A report on Form 8-K has been filed during the first quarter of 2000, on January 25, 2000, reporting under Item 5 an agreement with Audi A.G. and other parties to jointly design, develop, test and deliver a 7-inch color field emission display for automotive applications(see exhibit 99.1 ), and consequently the funding to PixTech of 1.78 million Euro from the European Commission.

(C)    EXHIBITS

  Number      Footnote                                           Description
----------  ------------  -----------------------------------------------------------------------------------------


2.1             15        Acquisition agreement between Micron Technology, Inc. and the Registrant dated March 19,
                          1999.

2.2             15        Amendment Number 1 to Acquisition agreement between Micron Technology, Inc. and the
                          Registrant dated April 23, 1999.

2.3             15        Amendment Number 2 to Acquisition agreement between Micron Technology, Inc. and the
                          Registrant dated May 17, 1999.

3.1             1         Restated Certificate of Incorporation of Registrant.

3.2             2         Restated By-Laws of Registrant.

3.3             14        Certificate of Designations of PixTech, Inc.

3.4             18        Certificate of Amendment of Restated Certificate of Incorporation of Registrant.

3.5             17        Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated
                          January 18, 2000.

4.1             3         Specimen certificate for shares of Common Stock of the Registrant.

4.2             3         Warrant to purchase 62,500 shares of Common Stock of the Registrant issued to Comdisco,
                          Inc.

4.3             6         Warrant to purchase 150,000 shares of Common Stock of the Registrant issued to PanoCorp
                          Display Systems, Inc.

4.4             8         Warrant to purchase 463,708 shares of Common Stock of the Registrant issued to Motorola,
                          Inc.

4.5             10        Convertible Note issued by PixTech, Inc. to Sumitomo Corporation dated October 27, 1997.

4.6             19        Warrant to purchase 310,000 shares of Common Stock of the Registrant issued to Micron
                          Technology, Inc.

4.7             21        Warrant to purchase 100,000 shares of Common Stock of the Registrant issued to
                          Kingsbridge Capital Limited.

10.1            3,4,5     License agreement in the Field of Flat Microtip Screens dated as of September 17, 1992 between the Registrant and the Commissariat a l'Energie Atomique, as amended.

10.2            3,4,5     Research and Development agreement in the Field of Flat Microtip Screens dated September
                          17, 1992 between the Registrant and the Commissariat a l'Energie Atomique.

10.3            3,5       Cooperation and license agreement dated June 29, 1993 between the Registrant and Texas
                          Instruments Incorporated.

10.4            3,5       Cooperation and license agreement dated November 27, 1993 between the Registrant and
                          Futaba Corporation.

10.5            3,5       License agreement dated November 27, 1993 between the Registrant and Futaba Corporation.

10.6            3,5       Cooperation and license agreement dated June 1, 1994 between the Registrant and Raytheon
                          Company.

10.7            3         ESPRIT Project: 8730 Active Interest for Multimedia with Field emission display dated


                          December 1, 1993 among the Registrant and other project participants.

10.8            3         Master Lease agreement dated December 12, 1994 between COMDISCO France S.A. and PixTech
                          France.

10.9            3         Purchase agreement dated December 23, 1994 between COMDISCO France S.A. and PixTech
                          France.

10.10           3         Guarantee dated November 29, 1994 between the Registrant and COMDISCO.

10.11           3         Leaseback agreement dated April 5, 1995 between COMDISCO France S.A. and PixTech France.

10.12           3,4       Contract between L'Agence Nationale de Valorisation de la Recherche and PixTech France
                          dated March 3, 1993.

10.13           3,4       Loan agreement between the Banque Worms and PixTech France dated December 13, 1994, as amended.

10.14           17        Amended and Restated 1993 Stock Option Plan.

10.15           3         1995 Director Stock Option Plan.

10.16           3         1995 Employee Stock Purchase Plan.

10.17           3         Amended and Restated Investor Rights and Stockholder Voting agreement dated as of
                          December 24, 1993, as amended, among the Registrant and certain of its stockholders.

10.18           3,4       Real Estate agreement between PixTech France and IBM France dated February 15, 1994 for space located in Montpellier, France.

10.19           3,4,5     Agreement of State Support of Technical Development and Research dated December 30, 1994 between PixTech France and the Ministry of Industry, Postal Services and
                          Telecommunications and Foreign Trade.

10.20           3         Form of Indemnification agreement between the Registrant and each of its directors.

10.21           3,5       Cooperation and license agreement dated as of June 12, 1995 between the Registrant and
                          Motorola, Inc.

10.22           6         Lease dated as of July 31, 1995 between the Registrant, as Lessee, and Pecton Court
                          Associates as Lessor.

10.23           6         Lease dated as of March 1, 1996, between the Registrant, as Lessee, and Frank Deverse as
                          Lessor.

10.24           6         Registration Rights agreement between the Registrant and Panocorp Display Systems, Inc.
                          dated February 20, 1996.

10.25           5,7       Termination agreement dated July, 15, 1996 between the Registrant and Texas Instrument
                          Incorporated.

10.26           5         Amendment No. 1, dated February 6, 1997, to the Cooperation and license agreement between the Registrant and Motorola.

10.27           8         Stock Purchase agreement dated February 14, 1997, between the Registrant and United
                          Microelectronics Corporation.

10.28           8         Stock and Warrant Purchase agreement dated February 6, 1997 between the Registrant and
                          Motorola, Inc.

10.29           9         Foundry agreement between PixTech, S.A. and Unipac Optoelectronics Corporation dated May
                          22, 1997.

10.30           9         Distribution and Financing agreement between Sumitomo Corporation, PixTech Inc. and


                          PixTech S.A. dated as of July 21, 1997.

10.31           9         Cross-Licensing Period Extension between Raytheon Company and Pixel International, S.A.
                          (now PixTech S.A.) dated as of September 4, 1997.

10.32           9         Amendment No 14 to the license agreement on the Microtips Display between PixTech, Inc.
                          and the Commissariat a l'Energie Atomique.

10.33           9         Credit agreement between Sumitomo Corporation and PixTech, Inc. dated as of July 21,
                          1997.

10.34           10        License agreement, dated March 16, 1998, between the Registrant and Coloray Display
                          Corporation.

10.35           11        Stock Issuance agreement, dated March 16, 1998, between the Registrant and Standard
                          Energy Company.

10.36           12        Stock Purchase agreement, dated March 27, 1998, between the Registrant and Kaufmann Fund
                          Inc.

10.37           13        Preferred Stock Purchase agreement among PixTech Inc., The Kaufmann Fund, Inc., Wingate
                          Capital Ltd., Fisher Capital Ltd., The Atherton Co. And Banque Generale de Luxembourg,
                          fonds Interselex Equity Easdaq dated as of December 22, 1998.

10.38           15        Employment agreement of Jean-Luc Grand-Clement dated January 19, 1999.

10.39           15        Employment agreement of Michel Garcia dated September 9, 1992.

10.40           15        Employment agreement of Francis Courreges dated June 28, 1993.

10.41           15        Amendment No. 1 to Employment agreement of Francis Courreges dated September 27, 1996.

10.42           15        Employment agreement of Yves Morel dated March 16, 1994.

10.43           15        Employment agreement of Jean-Jacques Louart dated April 7, 1997.

10.44           16        Lease agreement, dated as of May 19, 1999, between the Registrant and Micron Technology,
                          Inc.

10.45           16        Employment agreement of James J. Cathey dated May 20, 1999.

10.46           18        Patent cross license agreement dated May 19, 1999 between the Registrant and Micron
                          Technology, Inc.

10.47           20        Investor Rights agreement dated as of May 19, 1999 between the Registrant and Micron
                          Technology, Inc.

10.48           21        Private Equity Line agreement by and between Kingsbridge Capital Limited and PixTech,
                          Inc. dated as of August 9, 1999.

10.49           21        Registration Rights agreement dated as of August 9, 1999 by and between PixTech, Inc.
                          and Kingsbridge Capital Limited.

10.50           22        Common Stock Purchase Agreement by and between PixTech, Inc. Unipac Optroelectronics
                          Corporation dated as of October 6, 1999.

10.51           17        Employment Agreement of Dieter Mezger dated February 2nd, 2000.

21.1            3         Subsidiaries of the Registrant.

23.1            17        Consent of Ernst & Young.

27              17        Financial Data Schedule.

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

(13) Filed as Exhibit 1.1 to the PixTech, Inc. Current Report on Form 8-K filed January 7, 1999 and incorporated herein by reference.

(14) Filed as Exhibit 2.1 to the PixTech, Inc. Current Report on Form 8-K filed January 7, 1999 and incorporated herein by reference.

(15) Filed as an Exhibit with the same number to the PixTech, Inc. Form 10-Q for the fiscal quarter ended March 31, 1999 and incorporated herein by reference.

(16) Filed as an Exhibit with the same number to the PixTech, Inc. Form 10-Q for the fiscal quarter ended June 30, 1999 and incorporated herein by reference.

(17) Filed herewith.

(18) Filed as an Exhibit with the same number to the PixTech, Inc. Form 10-Q/A for the fiscal quarter ended June 30, 1999 filed with the Commission on August 24, 1999 and incorporated herein by reference.

(19) Filed as Exhibit 3 to Micron Technology, Inc.'s Schedule 13D filed with the Commission on May 28, 1999 and incorporated herein by reference.

(20) Filed as Exhibit 2 to Micron Technology, Inc.'s Schedule 13D filed with the Commission on May 28, 1999 and incorporated herein by reference.

(21) Filed as an Exhibit with the same number to the PixTech, Inc. Registration Statement on Form S-1 (Commission File No. 333-87001) and incorporated herein by reference.

(22) Filed as an Exhibit with the same number to the PixTech, Inc. Form 10-K for the fiscal quarter ended September 30, 1999 and incorporated herein by reference.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

                                  PixTech



                                  By: /s/   DIETER MEZGER
                                     -------------------------------
March 28, 2000:
                                            Dieter Mezger
                                              President

                  Signature                                         Title                                Date
                  ---------                                         -----                                ----
/s/   DIETER MEZGER                     Chief Executive Officer, President and Director                  March 28, 2000
----------------------------------      (Principal Executive Officer)
Dieter Mezger


/s/   Jean-Luc Grand-Clment             Chairman of the Board                                            March 28, 2000
----------------------------------
Jean-Luc Grand-Clement


/s/ Marie Boem                          Chief Financial Officer                                          March 28, 2000
----------------------------------      (Principal Financial Officer)
Marie Boem


/s/   John A. Hawkins                   Director                                                         March 28, 2000
----------------------------------
John A. Hawkins


/s/ Ronald RITCHIE                      Director                                                         March 28, 2000
----------------------------------
Ronald Ritchie



/s/ ANDRE BORREL                        Director                                                         March 28, 2000
----------------------------------
Andre Borrel

                       Stockholder and Other Information


Trademarks                               Investor Relations Contacts
PixTech(R) is a registered trademark.
                                         PixTech - Boise, Idaho USA
                                         Tel: 208 333-7500
                                         Fax: 208 333-7505
Auditors
Ernst & Young
408 avenue du Prado
BP 116                                   U.S. Agency
13267 Marseilles--France                 Lillian Armstrong
011-33-4-91-23-66-66                     Kris Otridge
                                         Lippert/Heilshorn & Assc.
                                         Tel: 415 433-3777
Legal Counsel                            Fax: 415 433-5577
Palmer & Dodge LLP
One Beacon Street                        European Agency
Boston, Massachusetts 02108              Actus
(617) 573-0100                           Tel: 33 (0)1 53 67 3636
                                         Fax: 33 (0)1 53 67 3637

Transfer Agent & Registrar
American Stock Transfer & Trust Company
40 Wall Street--46th floor
New York, NY 10005
(718) 921-8275


Annual Meeting of Stockholders

The Annual Meeting of Stockholders of PixTech, Inc. will be held on Tuesday, April 18, 2000 at 4 p.m. local time at the East Side Marriot, 525 Lexington Avenue in New-York, New-York.

Market for Common Stock
NASDAQ National Symbol: PIXT
EASDAQ Market Symbol : PIXT

                  Year ended Dec. 31, 1998  Year ended Dec. 31, 1999        2000*
                  ------------------------  ------------------------   --------------
                      High         Low         High          Low       High     Low
First Quarter           6 1/5       2 5/16      3 5/16        1 1/2     11 5/8   1 3/4
Second Quarter          7 3/4       4 1/2       2 5/8         1 11/32
Third Quarter           5 1/2       2 3/4       2 1/4         1 15/32
Fourth Quarter          3 15/16     1 3/8       2 5/8         1 1/2

* For the period for January 1st, 2000 to March 1st, 2000

On December 31, 1999, there were approximately 80 stockholders of record. We has never declared or paid any cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future.