Form 10-Q
period 2000-03-31
PIXTECH INC /DE/
filed 2000-05-15
CIK 946144

FORM 10-Q
                                    ---------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended March 31, 2000

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

The number of shares outstanding of each of the issuer's classes of Common Stock as of

               Class                   Outstanding  at  May  10,  2000
               -----                   -------------------------------
Common  Stock,  $.01  par  value         54,601,841


                                       PIXTECH, INC.
                                       -------------

                                     TABLE OF CONTENTS
                                     -----------------


                                                                                  PAGE NO.
                                                                                  --------
PART I                                FINANCIAL INFORMATION

         ITEM 1  Financial Statements

                 Condensed Consolidated Balance Sheets as of March 31, 2000
                 and December 31, 1999 . . . . . . . . . . . . . . . . . . . . .         3

                 Condensed Consolidated Statements of Comprehensive Operations
                 for the Three Months Ended March 31, 2000 and 1999, and the
                 period from June 18, 1992 through March 31, 2000. . . . . . . .         4

                 Condensed Consolidated Statements of Cash Flows for the Three
                 Months ended March 31, 2000 and 1999, and the period
                 from June 18, 1992 through March 31, 2000 . . . . . . . . . . .         5
                                                                                         6
                 Condensed Consolidated Statement of Stockholders' Equity
                 Notes to Financial Statements . . . . . . . . . . . . . . . . .    7 - 10

         ITEM 2  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations . . . . . . . . . . . . . . . . . . . . .   11 - 14

         ITEM 3  Quantitative and Qualitative Disclosures About Market Risk. . .        14

PART II  OTHER INFORMATION
         ITEM 1  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .        15
         ITEM 2  Changes in Securities . . . . . . . . . . . . . . . . . . . . .        15
         ITEM 3  Default upon Senior Securities. . . . . . . . . . . . . . . . .        15
         ITEM 4  Submission of Matters to a Vote of Security Holders . . . . . .        16
         ITEM 5  Other Information . . . . . . . . . . . . . . . . . . . . . . .        16
         ITEM 6  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .        17

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18
Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        19

                                           PIXTECH, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        MARCH 31,     DECEMBER 31,
                                                                           2000           1999
                                                                       ------------  --------------
                                                                        (UNAUDITED)
                               ASSETS
Current assets :
  Cash and cash equivalents available . . . . . . . . . . . . . . . .  $    12,336   $      14,663
  Restricted cash - short term. . . . . . . . . . . . . . . . . . . .          833           1,667
  Accounts receivable:
    Trade . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           79              57
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          813             709
  Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,230           1,109
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          541             651
                                                                       ------------  --------------
      Total current assets. . . . . . . . . . . . . . . . . . . . . .       15,832          18,856
Restricted cash - long term . . . . . . . . . . . . . . . . . . . . .        1,042           5,833
Property, plant and equipment, net. . . . . . . . . . . . . . . . . .       23,293          24,933
Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .           60              78
Deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . . .        1,200           1,255
Deferred offering costs . . . . . . . . . . . . . . . . . . . . . . .           49              --
Other assets - long term. . . . . . . . . . . . . . . . . . . . . . .           47             214
                                                                       ------------  --------------
      Total assets. . . . . . . . . . . . . . . . . . . . . . . . . .  $    41,523   $      51,169
                                                                       ============  ==============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities :
  Current portion of long term debt . . . . . . . . . . . . . . . . .  $     1,508   $       8,128
  Current portion of capital lease obligations. . . . . . . . . . . .        2,459           2,455
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .        7,258           7,548
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . .        1,992           2,135
                                                                       ------------  --------------
      Total current liabilities . . . . . . . . . . . . . . . . . . .       13,217          20,266
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .          399             248
Long term debt, less current portion. . . . . . . . . . . . . . . . .        2,753           3,075
Capital lease obligation, less current portion. . . . . . . . . . . .        2,444           7,644
Other long term liabilities, less current portion . . . . . . . . . .           38              52
                                                                       ------------  --------------
      Total liabilities . . . . . . . . . . . . . . . . . . . . . . .       18,851          31,285
                                                                       ============  ==============
STOCKHOLDERS' EQUITY
  Convertible preferred stock Series E, $0.01 par value, authorized shares-500,000 ; issued and outstanding shares-30,972 and 297,269
respectively. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1               3
  Common Stock, $0.01 par value, authorized shares-100,000,000 and 60,000,000 respectively; issued and outstanding shares-45,145,206
and 37,351,283 respectively  .. . . . . . . . . . . . . . . . . . . .          451             373
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . .      115,229         105,081
  Cumulative other comprehensive income  .. . . . . . . . . . . . . .       (3,738)         (2,988)
  Deficit accumulated during development stage  . . . . . . . . . . .      (89,271)        (82,585)
                                                                       ------------  --------------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . .       22,672          19,884
                                                                       ------------  --------------
      Total liabilities and stockholders' equity  . . . . . . . . . .  $    41,523   $      51,169
                                                                       ============  ==============

                             See accompanying notes.

                                    PIXTECH, INC.
                            (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)


                                                                          Period
                                                                           from
                                                                         June 18,
                                                                           1992
                                                                        (date of
                                                                        inception)
                                                      Three Months        through
                                                     Ended March 31,     March 31,
                                                    ------------------
                                                      2000      1999       2000
                                                    --------  --------  ----------
Revenues
  Cooperation and license revenues . . . . . . . .  $    --   $    --   $  26,449
  Product sales. . . . . . . . . . . . . . . . . .       86       161       3,396
  Other revenues . . . . . . . . . . . . . . . . .    1,904     2,000      12,718
                                                    --------  --------  ----------
      Total revenues . . . . . . . . . . . . . . .    1,990     2,161      42,563
                                                    --------  --------  ----------
Cost of revenues
  License fees and royalties . . . . . . . . . . .      (88)      (87)     (1,965)
                                                    --------  --------  ----------
Gross margin . . . . . . . . . . . . . . . . . . .    1,902     2,074      40,598
                                                    --------  --------  ----------

Operating expenses
  Research and development:
  Acquisition of intellectual property rights           (57)       --      (5,022)
  Other. . . . . . . . . . . . . . . . . . . . . .   (7,794)   (5,587)   (107,503)
                                                    --------  --------  ----------
                                                     (7,851)   (5,587)   (112,525)
  Marketing and sales. . . . . . . . . . . . . . .     (313)     (351)     (8,199)
  Administrative and general expenses. . . . . . .     (813)     (730)    (16,612)
                                                    --------  --------  ----------
                                                     (8,977)   (6,667)   (137,336)
                                                    --------  --------  ----------
Loss from operations . . . . . . . . . . . . . . .   (7,075)   (4,594)    (96,738)
Other income / (expense)
  Interest income. . . . . . . . . . . . . . . . .      338       174       3,986
  Interest expense . . . . . . . . . . . . . . . .     (309)     (440)     (4,720)
  Foreign exchange gains / (losses). . . . . . . .      359      (516)        309
                                                    --------  --------  ----------
                                                        388      (782)       (425)
Loss before income tax benefit . . . . . . . . . .   (6,687)   (5,376)    (97,163)
Income tax benefit . . . . . . . . . . . . . . . .       --        --       7,893
                                                    --------  --------  ----------
Net loss . . . . . . . . . . . . . . . . . . . . .  $(6,687)  $(5,376)  $ (89,271)
                                                    ========  ========  ==========
  Dividends accrued to holders of Preferred Stock.      (89)     (134)       (614)
                                                    --------  --------  ----------
Net loss to holders of Common Stock. . . . . . . .  $(6,776)  $(5,510)  $ (89,885)
                                                    ========  ========  ==========

  Net loss per share of Common Stock . . . . . . .  $ (0.16)  $ (0.35)
                                                    ========  ========

  Shares of Common Stock used in computing
  net loss per share . . . . . . . . . . . . . . .   40,562    15,143

  Net loss                                          $(6,687)  $(5,376)  $ (89,271)
  Change in other comprehensive income . . . . . .     (748)     (671)     (3,738)
                                                    --------  --------  ----------
  Comprehensive net loss . . . . . . . . . . . . .   (7,435)  $(6,047)    (93,009)
                                                    ========  ========  ==========

                            See accompanying notes.

                                         PIXTECH, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                          (UNAUDITED)


                                                                                   PERIOD FROM
                                                                                  JUNE 18, 1992
                                                                                    (DATE OF
                                                                                    INCEPTION)
                                                                 THREE MONTHS ENDED   THROUGH
                                                                      MARCH 31,      MARCH 31,
                                                                 ------------------  ---------
                                                                   2000      1999      2000
                                                                 --------  --------  ---------
Net loss                                                         $(6,687)  $(5,376)  $(89,271)

Total adjustments to net loss                                      2,717      (747)    35,346
                                                                 --------  --------  ---------

Net cash used in operating activities                             (3,970)   (6,123)   (53,925)
                                                                 --------  --------  ---------

INVESTING ACTIVITIES
Additions to property plant and equipment                           (761)      (40)   (21,316)
Reclassification of restricted cash as cash available              5,625        49     (2,023)
Additions to intangible assets                                        --        --       (130)
                                                                 --------  --------  ---------

Net cash provided by / (used in) investing activities              4,864         9    (23,469)

FINANCING ACTIVITIES
Stock issued                                                       3,296       325     95,905
Proceeds from long-term borrowings                                    --        --     18,301
Proceeds from sale leaseback transactions                             --        --      2,731
Payments for equipment purchases financed by accounts payable         --        --     (3,706)
Repayments of long term borrowing and capital lease obligations   (5,832)     (250)   (19,674)
                                                                 --------  --------  ---------
Net cash provided by / (used in) financing activities
                                                                  (2,536)       75     93,557
                                                                 --------  --------  ---------
Effect of exchange rates on cash                                    (685)       28     (3,827)
                                                                 --------  --------  ---------

Net (decrease) / increase in cash and cash equivalents            (2,327)   (6,011)    12,336
Cash and cash equivalents beginning of period                     14,663    10,166         --
                                                                 --------  --------  ---------

Cash and cash equivalents end of period                          $12,336   $ 4,155   $ 12,336
                                                                 ========  ========  =========

                            See accompanying notes.

                                                    PIXTECH, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                              CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                      Series E                 Common Stock
                                                      --------                 ------------

                                                                                                           Dividends
                                                                                                          accrued to
                                                                                            Additional    holders of
                                                  Shares                Shares               Paid-in      Preferred
                                                  issued     Amount     issued    Amount     Capital        Stock
                                                 ---------  --------  ----------  -------  ------------  ------------
BALANCE AT DECEMBER 31, 1996. . . . . . . . . .                        8,141,146  $    81  $    34,085
 Common Stock issued in public
offering, net of issuance costs   -- $796 . . .                        5,570,819       56       22,958
 Issuance of Common Stock under
stock option plan . . . . . . . . . . . . . . .                           50,767        1           25
 Translation adjustment . . . . . . . . . . . .
 Net loss-Year ended Dec.  31, 1997 . . . . . .
---------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997. . . . . . . . . .                       13,762,732  $   138  $    57,067
 Common Stock issued in private
placements, net of issuance costs  $44. . . . .                        1,236,222       12        4,493

 Issuance of Series E convertible
preferred stock, net of issuance costs -- $822.   367,269         4                              7,449           (12)
 Issuance of Common Stock under
stock option plan . . . . . . . . . . . . . . .                            1,375                     1
 Translation adjustment
 Net loss-Year ended Dec. 31, 1998. . . . . . .
---------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998. . . . . . . . . .   367,269   $     4   15,000,329      151       69,012           (12)

 Common Stock issued in private
Placements. . . . . . . . . . . . . . . . . . .                          150,000        1          350
 Issuance costs and dividends accrued
in relation to Series E convertible
preferred stock issued in
December 1998 . . . . . . . . . . . . . . . . .                                                    (36)         (512)
 Conversion of Series E
preferred stock . . . . . . . . . . . . . . . .   (70,000)        1    1,114,220       11          (10)
 Issuance of Common Stock in
connection with the acquisition of
certain assets of Micron Display, net
of issuance costs -- $511 . . . . . . . . . . .                        7,133,562       71       14,134
 Issuance of warrants . . . . . . . . . . . . .                                                    297
 Issuance of Common Stock
following conversion of Sumitomo
convertible loan. . . . . . . . . . . . . . . .                          750,000        7        1,081
 Issuance of Common Stock under
stock option plan . . . . . . . . . . . . . . .                          137,217        1           72
 Issuance of Common Stock in
connection with Equity Line   Kings-
bridge, net of issuance costs -- $176 . . . . .                          624,809        6          818
 Issuance of Common Stock in
connection with private placement, net
of issuance costs -- $36. . . . . . . . . . . .                       12,427,146      124       19,839
 Issuance of Common Stock in
connection with Coloray . . . . . . . . . . . .                           14,000        1           50
 Translation adjustment . . . . . . . . . . . .
 Net loss-Year ended Dec. 31, 1999. . . . . . .
---------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999. . . . . . . . . .   297,269   $     3   37,351,283  $   373  $   105,606   $      (525)
 Dividends accrued in relation to
Series E convertible preferred stock
issued in December 1998 (unaudited) . . . . . .                                                                  (89)
 Conversion of Series E preferred
stock (unaudited) . . . . . . . . . . . . . . .  (266,297)       (3)   4,058,978       41          (38)          548
 Issuance of Common Stock following
conversion of Sumitomo convertible
loan (unaudited). . . . . . . . . . . . . . . .                        2,126,246       21        3,890
 Issuance of Common Stock following
conversion of Sumitomo straight loan
(unaudited) . . . . . . . . . . . . . . . . . .                          385,549        4        2,496
Issuance of Common Stock in connec-
tion with Equity Line Kingsbridge, net
of issuance costs $54 (unaudited) . . . . . . .                          933,625        9        2,936
 Issuance of Common Stock in
connection with Coloray (unaudited) . . . . . .                           16,000        0           57
 Issuance of Common Stock under
stock option plan (unaudited) . . . . . . . . .                          273,525        3          347
 Translation adjustment (unaudited) . . . . . .
Net loss-Three Months ended
March 31, 2000 ( unaudited) . . . . . . . . . .
---------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH  31, 2000 (UNAUDITED). . . . .    30,972   $     1   45,145,206  $   451  $   115,295   $       (66)
===============================================  =========  ========  ==========  =======  ============  ============


                                                                     Deficit
                                                                   accumulated
                                                      Other          during
                                                  Comprehensive    development
                                                     Income           stage        Total
                                                 ---------------  -------------  ---------
BALANCE AT DECEMBER 31, 1996. . . . . . . . . .  $         (438)  $    (21,629)  $ 12,099
 Common Stock issued in public
offering, net of issuance costs   -- $796 . . .                                    23,014
 Issuance of Common Stock under
stock option plan . . . . . . . . . . . . . . .                                        25
 Translation adjustment                                  (1,694)                   (1,694)
 Net loss-Year ended Dec.  31, 1997 . . . . . .                        (14,664)   (14,664)
------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997. . . . . . . . . .          (2,132)       (36,293)    18,780
 Common Stock issued in private
placements, net of issuance costs  $44. . . . .                                     4,506

 Issuance of Series E convertible
preferred stock, net of issuance costs -- $822.                                     7,440
 Issuance of Common Stock under
stock option plan . . . . . . . . . . . . . . .                                         1
 Translation adjustment . . . . . . . . . . . .             392                       392
 Net loss-Year ended Dec. 31, 1998. . . . . . .                        (17,863)   (17,863)
------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998. . . . . . . . . .          (1,740)       (54,156)    13,257

 Common Stock issued in private
placements. . . . . . . . . . . . . . . . . . .                                       352
 Issuance costs and dividends accrued
in relation to Series E convertible
preferred stock issued in
December 1998 . . . . . . . . . . . . . . . . .                                      (548)
 Conversion of Series E
preferred stock
 Issuance of Common Stock in
connection with the acquisition of
certain assets of Micron Display, net
of issuance costs -- $511 . . . . . . . . . . .                                    14,205
 Issuance of warrants . . . . . . . . . . . . .                                       297
 Issuance of Common Stock
following conversion of Sumitomo
convertible loan. . . . . . . . . . . . . . . .                                     1,088
 Issuance of Common Stock under
stock option plan . . . . . . . . . . . . . . .                                        73
 Issuance of Common Stock in
connection with Equity Line   Kings-
bridge, net of issuance costs -- $176 . . . . .                                       824
 Issuance of Common Stock in
connection with private placement, net
of issuance costs -- $36. . . . . . . . . . . .                                    19,963
 Issuance of Common Stock in
connection with Coloray . . . . . . . . . . . .                                        51
 Translation adjustment . . . . . . . . . . . .          (1,249)                   (1,249)
 Net loss-Year ended Dec. 31, 1999. . . . . . .                        (28,428)   (28,428)
------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999. . . . . . . . . .  $       (2,989)  $    (82,584)  $ 19,885
 Dividends accrued in relation to
Series E convertible preferred stock
issued in December 1998 (unaudited) . . . . . .                                       (89)
 Conversion of Series E preferred
stock (unaudited) . . . . . . . . . . . . . . .                                       548
 Issuance of Common Stock following
conversion of Sumitomo convertible
loan (unaudited). . . . . . . . . . . . . . . .                                     3,912
 Issuance of Common Stock following
conversion of Sumitomo straight loan
(unaudited) . . . . . . . . . . . . . . . . . .                                     2,500
Issuance of Common Stock in connec-
tion with Equity Line Kingsbridge, net
of issuance costs $54 (unaudited) . . . . . . .                                     2,945
 Issuance of Common Stock in
connection with Coloray (unaudited) . . . . . .                                        57
 Issuance of Common Stock under
stock option plan (unaudited) . . . . . . . . .                                       350
 Translation adjustment (unaudited) . . . . . .            (748)                     (748)
Net loss-Three Months ended
March 31, 2000 ( unaudited) . . . . . . . . . .                         (6,687)    (6,687)
------------------------------------------------------------------------------------------
BALANCE AT MARCH  31, 2000 (UNAUDITED). . . . .  $       (3,738)  $    (89,271)  $ 22,672
===============================================  ===============  =============  =========

                            See accompanying notes.

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (ALL AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)


NOTE  A  -  BASIS  OF  PRESENTATION

The financial information as of March 31, 2000, and for the three months ended March 31, 2000 and 1999 is unaudited but includes all adjustments, which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results of the three-month period ending March 31, 2000 is not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in our Annual Report on Form 10-K filed with the Security and Exchange Commission on March 28, 2000.

All  information  presented  herein  is  in  thousands,  except  share  data.


NOTE  B  -  INVENTORIES

Inventory  consists  of  raw  material,  spare  parts  and  finished  goods.


NOTE  C  -  RESTRICTED  CASH

In August 1997, we provided Unipac Optoelectronics Corp. ("Unipac"), our Asian manufacturing partner, with a written bank guaranty in the amount of $10,000 pursuant to the display foundry agreement (the "Foundry Agreement") signed in May 1997 between Unipac and us in order to implement volume production of field emission displays at Unipac's manufacturing facility. We granted the issuing banks a security interest in cash and cash equivalents for the same amount. The pledged cash and cash equivalents have been recorded as short-term and long-term restricted cash in the balance sheet.

In March 2000, pursuant to an agreement dated December 17, 1999 signed with Unipac, the guaranty to Unipac was reduced by $5,000 in consideration of a payment in cash of same amount to Unipac. Pursuant to the terms of this agreement, this $5,000 payment will be considered as a prepayment against our future payments to Unipac concerning the equipment leased by Unipac to us. Consequently, the amount of the security interest to the banks was reduced by the same amount and amounted to $1,875 at March 31, 2000 (see Note E - Capital Leases).


NOTE  D  -  PROPERTY,  PLANT  AND  EQUIPMENT

Pursuant to the Foundry Agreement, volume FED production equipment was installed at Unipac's facility. That equipment was purchased and funded by Unipac, and a portion of it is leased to us. This portion amounted to $10,793 at March 31, 2000. According to Financial Accounting Standard 13, "Accounting for Leases", this equipment was recorded as assets under the caption "Property, Plant and Equipment" in the net amount of $7,783 at March 31, 2000. Depreciation of $450 was recorded during the three-month period ended March 31, 2000. As of March 31, 2000, the related capital lease obligation amounted to $4,607, of which $1,106 was recorded as current portion.

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

NOTE  E  -  CAPITAL  LEASES

We are party to certain sale-leaseback transactions for equipment used in our pilot production plant in Montpellier and, in addition, pursuant to the Foundry Agreement, a portion of volume field emission displays production equipment installed at Unipac's facility is leased to us. According to Financial Accounting Standard 13, "Accounting for Leases", a capital lease obligation was recorded in 1998. During the three-month period ended March 31, 2000, the related capital lease obligation was reduced by $5,000 following the prepayment of same amount made in cash to Unipac and amounted to $4,607 at March 31, 2000 (See Note C-Restricted Cash and Note D-Property, Plant and Equipment).

Future minimum payments under capital lease obligations at March 31, 2000, are as follows:

  YEARS  ENDING DECEMBER 31,
  2000 . . . . . . . . . . . . . . . . . . . . . . . . .  $1,201
  2001 . . . . . . . . . . . . . . . . . . . . . . . . .   1,458
  2002 . . . . . . . . . . . . . . . . . . . . . . . . .   1,243
  2003  .. . . . . . . . . . . . . . . . . . . . . . . .   1,173
  2004  .. . . . . . . . . . . . . . . . . . . . . . . .     469
                                                          -------
  Total minimum payments  .. . . . . . . . . . . . . . .   5,544
  Less amount representing interest  . . . . . . . . . .    (641)
                                                          -------
  Present value of minimum capitalized lease payments  .  $4,903
                                                          =======


NOTE  F  -  LONG  TERM  DEBT

     During the three-month period ended March 31, 2000, long term debt was reduced by $6,412 in connection with the conversion into shares of our Common Stock of a convertible note and another note issued to Sumitomo Corporation in 1997, which principal due on December 31, 1999 were $3,912 and $2,500 respectively (See Note H-Stockholders' equity).

     Long-term debt consists of certain loans payable under which future minimum payments, at March 31, 2000, are as follows:

 YEARS ENDING DECEMBER 31,
  2000 . . . . . . . . . .  $1,311
  2001 . . . . . . . . . .     636
  2002 . . . . . . . . . .   1,162
  2003 . . . . . . . . . .     190
  2004 . . . . . . . . . .     185
  2005 . . . . . . . . . .     777
                            ------
  Total minimum payments .  $4,261
                            ======


NOTE  G  -  MICRON  TRANSACTION

     On March 19, 1999, we entered into a definitive agreement to purchase certain assets of Micron Technology, Inc. relating to field emission displays including equipment and other tangible assets, certain contract rights and cash (the "Micron Transaction"). We closed the Micron Transaction on May 19, 1999 and we accounted for the Micron Transaction as an acquisition of assets. The financial statements as of March 31, 2000 reflect the acquisition of assets for a cost of $17,932 and the assumption of certain liabilities in the amount of $2,958, in consideration of the issuance of 7,133,562 shares of our Common Stock, representing a total amount of $14,205, and a warrant to purchase 310,000 shares of our Common Stock. We computed the fair value of the warrant to purchase 310,000 shares of our Common Stock as an estimated $257 using the Black-Scholes model. at $257. The estimated fair value of net assets acquired in the Micron Transaction was approximately $9,157 in excess of the cost of net assets acquired. Consequently, the estimated fair value of property, plant and equipment of $22,473 was proportionally reduced to the extent that the fair value of net assets acquired exceeded cost resulting in property plant and equipment of $13,316. In addition, we received cash in the amount of $4,350. Therefore, of the assets acquired for $17,932, $13,316 was reflected under the caption "Property, Plant and Equipment", and $4,350 under the caption "Cash and Cash equivalents available ".

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

     The following unaudited pro forma financial information presents the combined results of operations for the three months ended March 31, 2000 and March 31, 1999, respectively, as if the transaction had been completed as of January 1, 1999, after giving effect to certain adjustments, including additional personnel costs and depreciation expenses. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the transaction been completed at the beginning of the period indicated.

                                      THREE MONTHS ENDED    THREE MONTHS ENDED
                                        MARCH 31, 2000        MARCH 31, 1999
                                     --------------------  --------------------
Net loss. . . . . . . . . . . . . .  $            (6,229)  $            (7,891)
Net loss to holders of Common Stock  $            (6,687)  $            (7,757)
Net loss per share of Common Stock.  $             (0.16)  $             (0.35)


NOTE  H  -  STOCKHOLDERS'  EQUITY

Common  Stock:

In January and February 2000, we issued 2,126,246 shares of our Common Stock to Sumitomo Corporation upon the conversion in full of $3,912 then outstanding under a $5,000 convertible note issued in 1997 to Sumitomo Corporation. This note, with a principal due of $3,912 at December 31, 1999, was convertible at Sumitomo Corporation's option into shares of our Common Stock at a conversion price equal to 80% of the market price of the Common Stock at the conversion date.

In March 2000, we converted the entire outstanding amount of a loan by Sumitomo Corporation previously payable in two settlements of $1,250 each in May 2000 and November 2000 through the issuance of 385,549 shares of our Common Stock at a price of $6.48 per share of Common Stock for an aggregate consideration of $2,500.

In March 2000, in connection with an agreement signed with Coloray Display Corporation, we issued 16,000 shares of our Common Stock, valued at a price of $3.57 per share, representing a total amount of $57 in consideration for the transfer to us of the rights and obligations of Micron Technology, Inc. under the license agreement dated as of April 8, 1992 between Coloray Display Corporation and Micron Technology, Inc.

On August 9, 1999, we secured a $15,000 equity-based line of credit with Kingsbridge Capital Ltd. Under the terms of the equity line, we can draw up to $15,000 cash in exchange for our Common Stock, in increments over a two-year period. The decision to draw on any of the funds and the timing and account of any such draw are at our sole discretion, subject to certain conditions. Such conditions include limitations depending on the volume and the market price of our Common Stock. During the three months ended March 31, 2000, we issued 933,625 shares of Common Stock, representing $2,946 ($3,000, less issuance costs of $54). Through March 31, 2000, out of the maximum amount of $15,000, we have drawn a total amount of $ 4,000.

Convertible  Preferred  Stock:

In February 2000 and March 2000, we issued an aggregate of 4,058,978 shares of Common Stock upon the conversion of an aggregate of 266,297 shares of Series E Preferred Stock at an average conversion price of $1.60938. At March 31, 2000, there were 30,972 shares of Series E Preferred Stock outstanding. These shares of Series E Preferred Stock were convertible into shares of Common Stock using a conversion price equal to the lesser of approximately $1.60938 per share of Common Stock or the average closing price of our Common Stock over the ten trading days immediately preceding the notice of conversion.

The holders of Series E Preferred Stock are entitled to cumulative dividends. At March 31, 2000 a dividend of $66 was accrued and recorded against stockholders' equity.

In addition, we are required to reserve, out of the authorized but unissued shares, 150% of the number of shares of Common Stock that the Series E Stock are convertible into. As of March 31, 2000, the Series E Stock would have been convertible into 474,746 shares of Common Stock thus requiring us to reserve 712,119 shares of the remaining authorized but unissued shares.

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

NOTE  I  -  LITIGATION

We have received correspondence from Futaba Corporation and its legal counsel since January 1998 alleging the following; (i) PixTech is infringing one or more patents owned by Futaba relating to the construction and manufacture of its displays that are not expressly included under the license agreement between Futaba and PixTech, (ii) PixTech's use of terms such as "alliance" and "partners" in describing the nature of its contractual relationships with Motorola, Raytheon and Futaba in reports filed with the SEC is misleading and
(iii) certain provisions in the Foundry Agreement with Unipac constitute an impermissible sublicense of Futaba technology. Futaba has also claimed that we improperly supplied certain Futaba proprietary information to Unipac, and that Unipac has in turn disclosed such information to a third party vendor. We have accepted an offer of settlement from Futaba, reflected in correspondence dated December 15, 1999 and December 30, 1999, pursuant to which Futaba has waived these claims against us. We are currently preparing a definitive written settlement agreement with Futaba.
To our knowledge, there are no other exceptional facts or litigation that could have or that have in the recent past had any significant impact on our business, results, financial situation, or assets and liabilities.


NOTE  J  -  DERIVATIVE  INSTRUMENTS

In June 1998, the Financial Accounting Standard Board issued SFAS No. 1333, "Accounting for Derivative Instruments and Hedging Activities", as amended, which is required to be adopted after June 15, 2000. This statement requires that derivatives be measured at fair value and recognized as either assets or liabilities in the balance sheet. Because of our minimal use of derivatives, the adoption of this new statement did not have any significant effect on earnings and on our financial position.


NOTE  K  -  FINANCIAL  POSITION

During the three-month period ended March 31, 2000, we have continued to experience losses and have used cash in operating activities of $3,970. As of March 31, 2000, we had a net working deficit of $10,544 and a deficit accumulated during development stage of $89,271. During the three month period ended March 31, 2000, we reduced both (i) our long term debt by $6,412 in connection with the completion of the conversion into shares of our Common Stock of the Sumitomo Corporation notes issued in 1997, and (ii) our capital lease obligation mainly in connection with the prepayment of $5,000 made to Unipac out of our restricted cash. We also received $2,946 from the Kingsbridge equity line. In addition, we have significantly improved our liquidity and financial position with the completion, in April 2000, of a $15,000 equity private placement with United Microelectronics Corporation not reflected in the March 31, 2000 balance sheet. We expect that cash available at March 31, 2000, together with the $15,000 received from the private placement, the anticipated proceeds from the Kingsbridge equity-based line of credit, and cash from various grants and loans, and from research and development tax credits, will be sufficient to meet our cash requirements for the near future. We intend to continue improving our liquidity and financial position through capital increases. There can be, however, no assurance that additional funds will be available through capital increases when needed or on terms acceptable to us.


NOTE  L  -  SUBSEQUENT  EVENT

In April 2000, pursuant to an amendment, signed in February 2000, to the Common Stock Purchase Agreement dated October 6, 1999 with Unipac, we received $15,000 upon the completion of an equity private placement to United Microelectronics Corporation, approved by the stockholders during a special meeting held on January 18, 2000. This subsequent $15,000 investment is in addition to, and is not reflected in, the March 31, 2000 balance sheet. In consideration for this investment, United Microelectronics Corporation received 9,320,359 shares at a purchase price of $1.6094 per share of Common Stock.

In April 2000, we issued 136,276 shares of Common Stock following the conversion of 8,877 shares of Series E Convertible Preferred Stock at a conversion price of $1.60938 per share. After this transaction, the remaining Series E Convertible Preferred Stock, including accrued dividends, is convertible into 340,224 shares of Common Stock using a conversion price of $1.60938.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Management Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements reflecting management's current expectation regarding our future financial performance. Such expectations are based on certain assumptions and involve risks and uncertainties. These uncertainties include, but are not limited to, the risk associated with transitioning to high volume manufacturing of field emission display at Unipac, product demand and market acceptance risks, the commitment of Unipac and/or of PixTech licensees, the ability of the company to grant other licenses under field emission display technology, the validity and enforceability of PixTech's patent rights, possible infringement by PixTech of patent rights of others, the impact of competitive products and prices, product development risks, commercialization or technological delays or difficulties, trade risks, legal risks, and social and economic risks. See also "Important factors Regarding Future Results" described more fully in Exhibit 99.1 to this Quarterly Report on 10-Q.


RESULTS  OF  OPERATIONS

     Product Sales. We recognized product sales of $86,000 in the three-month period ended March 31, 2000, as compared to $161,000 in the three-month period ended March 31, 1999. In the three-month periods ended March 31, 1999 and 2000, product revenues primarily consisted of shipments of displays sold at volume prices to Zoll Medical. Since the last quarter of 1998, we have begun shipping our field emission displays manufactured by our contract manufacturer, Unipac, to our customers in limited quantities. During the three-month period ended March 31, 2000, unit shipments from Taiwan represented 50% of total shipments, as compared to 45% during the three-month period ended December 31, 1999. We expect an increase of product shipments from Taiwan in the second half of 2000.

     Other Revenues. Other revenues consist of funding under various public development contracts and other miscellaneous revenues. We recognized other revenues of $1,904,000 in the three-month period ended March 31, 2000, as compared to $2,000,000 in the same period in 1999. Of these revenues, in the three-month period ended March 31, 2000, $1,868,000 was related to a development contract awarded to us by DARPA (Defense Advanced Research Projects Agency) in August 1999. Under the terms of this DARPA contract, we will receive a total amount of approximately $4.7 million to develop a color field emission display of which $3.9 million has been received as of March 31, 2000. In addition to the existing contract, we entered into a second contract with DARPA in April 2000. Under the terms of this contract, we will be entitled to receive approximately $6.3 million for the development and demonstration of a 12.1-inch color field emission display.

     Other Research and Development Expenses. We expensed $7.8 million for research and development costs during the three-month period ended March 31, 2000, an increase of 39% over the $5.6 million incurred in the three-month period ended March 31, 1999. These expenses include salaries and associated expenses for in-house research and development activities conducted both in our pilot plant and our research and development facility in Boise, Idaho, the cost of staffing and operating our pilot manufacturing facility and the cost of supporting the transfer and adaptation of our field emission displays technology to Unipac, as well as obligations to Commissariat l'Energie Atomique under the LETI Research Agreement dated September 17, 1992, and miscellaneous contract consulting fees. This increase primarily reflected the costs associated with the research and development activities conducted in Boise following the Micron Transaction signed at the end of May 1999 and the transfer of field emission displays manufacturing start up at Unipac.

     Sales and Marketing Expenses. We expensed $313,000 for sales and marketing during the three-month period ended March 31, 2000, as compared to $351,000 during the three-month period ended March 31, 1999. We believe sales and marketing expenses may increase in the future, reflecting the expansion of our sales and marketing organization both in the United States and in Europe.

     General and Administrative Expenses. General and administrative expenses amounted to $813,000 in the three-month period ended March 31, 2000, an increase of 11% over general and administrative expenses incurred in the three-month period ended March 31, 1999, which amounted to $730,000, reflecting an increase in consulting expenses.

     Interest Income (Expense), Net. Interest income is comprised of interest on available and restricted cash. Interest expense is comprised of interest payable on long-term obligations. Net interest income was $29,000 in the three-month period ended March 31, 2000, as compared to an expense of $266,000 in the three-month period ended March 31, 1999, reflecting the decrease in long-term liabilities and improved cash management for short term investments on the money market.

     Currency Fluctuations. Although a significant portion of our revenues are denominated in U.S. dollars, a substantial portion of our operating expenses are denominated in Euros. Gains and losses on the conversion to U.S. dollars of assets and liabilities denominated in Euros may contribute to fluctuations in our results of operations, which are reported in U.S. dollars. Most of our capital lease obligations are expressed in Taiwanese dollars. In the past, fluctuations of the parity of the Taiwanese dollar versus the Euro caused significant foreign exchange gains or losses and may continue to do so in the future. We recorded net foreign exchange gain of $359,000 in the three-month period ended March 31, 2000, as compared to a net foreign exchange loss of $516,000 in the three-month period ended March 31, 1999. We cannot predict the effect of exchange rate fluctuations on future operating results. To date, we have not undertaken hedging transactions to cover our currency exposure, but we may do so in the future.


LIQUIDITY  AND  CAPITAL  RESOURCES

Cash used in operations was $3.9 million during the three-month period ended March 31, 2000, as compared to $6.1 million in the three-month period ended March 31, 1999. This decrease is a result of significant revenues received from DARPA, offset by an increase in expenses incurred by our research and development team in Boise, Idaho. We also had a decrease in deferred offering costs and deferred revenues.

We have used $53.9 million in cash to fund our operations since inception through March 31, 2000 and have incurred $23.4 million in capital expenditures and investments.

Capital expenditures were $761,000 during the three-month period ended March 31, 2000 as compared to $40,000 during the same period in 1999. These capital expenditures exclude assets acquired under capital lease obligations. During the three-month period ended March 31, 2000, capital expenditures remained focused on limited capacity expansion in the Boise, Idaho manufacturing facility. Implementing volume production at Unipac's manufacturing plant required significant capital expenditures. Pursuant to the Foundry Agreement, Unipac funded a $14.7 million capital expenditure for equipment. A portion of that equipment is leased to us and amounted to $10.7 million as of March 31, 2000. We expect that additional capital expenditures will be required in 2000 and in 2001 to increase capacity at Unipac and to complete implementation of manufacturing processes, both for monochrome and color products.

During the three-month period ended March 31, 2000, restricted cash was reclassified as cash available in the amount of $5.6 million. Restricted cash was related to the security interest corresponding to the guaranty granted to Unipac in relation to the purchase and funding by Unipac of volume field emission displays production equipment. In March 2000, pursuant to an agreement dated December 17, 1999 signed with Unipac, the guaranty to Unipac was reduced by $5.0 million in consideration of a payment in cash of same amount to Unipac. Pursuant to the terms of this agreement, this $5.0 million payment will be considered as a prepayment against our future payments to Unipac concerning the equipment leased by Unipac to us. Consequently, the amount of the security interest to the banks was reduced by the same amount and amounted to $1,875,000 at March 31, 2000.

Cash flows used by financing activities were $2.5 million in the three-month period ended March 31, 2000, as compared to $75,000 generated in the three-month period ended March 31, 1999. This net cash flow in the first quarter of 2000 consisted of sales of shares of Common Stock, resulting in net proceeds of $3.3 million, while repayment of long term liabilities amounted to $5.8 million, including the $5.0 million prepayment made to Unipac. Cash flows used in financing activities in the three-month period ended March 31, 2000 excluded non-cash transactions related to (i) the conversion into shares of our Common Stock of the convertible loan with Sumitomo Corporation in the amount of $3.9 million, (ii) the conversion into shares of our Common Stock of the loan with Sumitomo Corporation in the amount of $2.5 million, both resulting in a decrease of our long term liabilities. Cash flows generated from financing activities included (i) the sales of shares of Common Stock under the Kingsbridge equity line, resulting in net proceeds of $2.9 million, and (ii) the exercise of options under the 1993 stock option plan, resulting in net proceeds of $350,000, but excluded non-cash transactions related to the conversion of 266,297 Series E Convertible Preferred Stock in March 2000.

Since our inception, we have funded our operations and capital expenditures primarily from the proceeds of equity financing aggregating $95.9 million and from proceeds aggregating $21.0 million from borrowings and sale-leaseback transactions.

In 1997 and January 1999, we entered into two research and development agreements with French authorities. Under these agreements, we expect to benefit from zero-interest loans totaling approximately $3.0 million, of which $2.0 million were received in 1999, and $482,000 were received in April 2000.

In November 1998, we entered into an research and development agreement with French authorities. Under this agreement, we expect to receive a total grant of approximately $679,000, of which $196,000 was received in 1999, $202,000 was collected in the three-month period ended March 31, 2000, and $280,000 are expected to be collected in September 2000. The $196,000 and $202,000 collected in 1999 and in the three-month period ended March 31, 2000, respectively, were not recognized as income as all conditions stipulated in the agreement were not met.

     On August 5, 1999, we were awarded a development contract by DARPA (Defense Advanced Research Projects Agency). Under the terms of the contract, we will receive approximately $4.7 million to develop a color field emission display. During the three-month period ended March 31, 2000, $1.8 million was recognized as income under this contract. On April 3, 2000, a new contract, as a continuation of the existing contract, was signed with DARPA for $6.3 million for the development and demonstration of a full color, full video rate, 12.1-inch field emission display.

We recognized French income tax benefits of $7.9 million since inception. These income tax benefits represent tax credits for research and development activities conducted in France, which are paid in cash to us if it is not possible to credit them against future income tax liabilities within three fiscal years. In 1998, we collected $2.8 million, representing R&D tax credits recorded in 1993 and 1994. In April 1999, we collected $3.0 million from R&D tax credit recorded in 1995. We expect to collect $1.1 million in the second quarter of 2000, in relation with the R&D tax credit recorded in 1996.

On August 9, 1999, we secured a $15.0 million equity-based line of credit with Kingsbridge Capital Ltd. Under the terms of the equity line, we can draw up to $15.0 million cash in exchange for our Common Stock, in increments over a two-year period. The decision to draw on any of the funds and the timing and account of any such draw are at our sole discretion, subject to certain conditions. Such conditions include limitations depending on the volume and the market price of our Common Stock. During the three-month period ended March 31, 2000, we issued 933,625 shares of Common Stock, representing $2,946,000 (3,000,000 less issuance costs of $54,000). Through March 31, 2000, out of the maximum amount of $15.0 million, we have drawn a total amount of $4.0 million.

On January 25, 2000, we signed an agreement with Audi and other partners to jointly design, develop, test and deliver a 7-inch color field emission display for automotive applications. This agreement is part of the European Commission IST program. Under the terms of this agreement, we will receive funding of approximately $1.7 million, of which $600,000 are expected in 2000.

In April 2000, we completed a $15.0 million equity private placement with United Microelectronics Corporation. United Microelectronics Corporation received 9,320,359 million shares at a purchase price of $1.6094 per share, pursuant to an amendment, signed in February 2000, to the Common Stock Purchase Agreement dated October 6, 1999 with Unipac.

Cash available at March 31, 2000 amounted to $12.3 million as compared to $14.6 million at December 31, 1999. We expect that cash available at March 31, 2000, together with the $15.0 million received from the private placement with United Microelectronics Corporation, and not reflected in the March 31, 2000 balance sheet, the anticipated proceeds from the Kingsbridge equity-based line of credit, and cash from various grants and loans described above and from R&D tax credits, will be sufficient to meet our cash requirements, including repayment of the current portion of our long-term obligations in the amount of $2.7 million at March 31, 2000, for the near future.

We will require substantial funds to conduct research, development and testing, to develop and expand commercial-scale manufacturing systems and to market any resulting products. Changes in technology or a growth of sales beyond currently anticipated levels will also require further investment. Our capital requirements will depend on many factors, including the rate at which we can develop our products, the market acceptance of such products, the levels of promotion and advertising required to launch such products and attain a competitive position in the marketplace and the response of competitors to our products. There can be no assurance that funds for these purposes, whether from equity or debt financing, or other sources, will be available when needed or on terms acceptable to us.

STRATEGIC  ISSUES  AND  RISKS

We are currently focused on the following activities which we believe are necessary to the success of our business: (i) successfully implementing the manufacture of field emission displays by our Taiwanese contract manufacturer, Unipac; (ii) improving our manufacturing processes and yields, both in our pilot plant and at Unipac; (iii) expanding our customer base and product offering, and
(iv) continuing the development of our field emission display technology, including the development of large field emission displays. In evaluating our outlook, certain risks and issues filed as exhibit 99.1 to this quarterly report on form 10-Q should be considered.


QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The market risk exposure inherent to our international operations creates potential for losses arising from adverse changes in foreign currency exchange rates. We are exposed to such foreign currency exchange rate risk in two main areas: (i) a substantial portion of our operating expenses are, and are expected to be, denominated in Euros, (ii) most of our capital lease obligations are expressed in Taiwanese dollars. Fluctuations of the parity of the Taiwanese dollar versus the Euro or the U.S. dollar may cause significant foreign exchange gains or losses. In addition, gains and losses arising from the conversion to U.S. dollars of assets and liabilities denominated in Euros or in Taiwanese dollars may contribute to fluctuations in our results of operations, which are reported in U.S. dollars. To date, we have not undertaken hedging transactions to cover its currency exposure. We are also exposed to interest rate risks in connection with certain long-term debt. We do not, however, enter into market sensitive instruments for trading purposes.

PIXTECH,  INC.

PART II  Other  Information

ITEM 1   Legal  Proceedings:
         Not  applicable.

         Changes  in  Securities:

         (a)  Not  applicable

         (b)  Not  applicable

         (c) In March 2000, 266,297 shares of Series E Convertible Preferred Stock were converted into shares of Common Stock, resulting in the issuance of 4,058,978 shares of our Common Stock. In April 2000, 8,877 shares of Series E Convertible Preferred Stock were converted into 136,276 shares of Common Stock at a conversion price of $1.60938. After this transaction, the Series E Stock, including accrued dividends, is convertible into 340,224 shares of Common Stock using a conversion price of $1.60938. As of May 11, 2000, there were 22,095 shares of Series E Preferred Stock outstanding.

              In January and February 2000, we issued 2,126,246 shares of our Common Stock to Sumitomo Corporation following the conversion into shares of Common Stock of the entire outstanding principal amount of $3.9 million due on a $5.0 million convertible note issued in 1997 to Sumitomo Corporation.

              In March 2000, we issued 385,549 shares of our Common Stock to Sumitomo Corporation following the conversion into shares of Common Stock of the $2.5 million principal due on a $5.0 million note issued in 1997 to Sumitomo Corporation.

              Each of the conversion listed above was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant to
Section  3  (0)  (9)  of  the  Securities  Act.

              During the three-month period ended March 31, 2000 we issued 933,625 shares in connection with the $15 million Kingsbridge equity line of credit secured in August 1999, as private placement exempt from registration under Section 4 (2) of the Securities Act. These 933,625 shares of Common Stock represented an amount of $2.9 million ($3,000,000 less issuance costs of $54,000).

              In February 2000, we entered into an Amendment dated February 29, 2000 to the Common Stock Purchase Agreement dated October 6, 1999 by and between PixTech and unipac (the "Amendment"). Pursuant to the Amendment, in April 2000, we issued 9,320,359 shares of Common Stock to United Microelectronics Corporation in a private placement exempt from registration under Section 4 (2) of the Securities Act.

              In March 2000, in connection with the Coloray agreement, we issued 16,000 shares of our Common Stock, valued at a price of $3.57 per share, representing a total amount of $57,000 in a private placement exempt from registration under Section 4 (2) of the Securities Act.


ITEM 3   Defaults  upon  Senior  Securities:

         Not  applicable.

          Submission  of  matters  to  a  Vote  of  Security  Holders:

     ITEM 4 At the Special Meeting of Stockholders held on January 18, 2000, our stockholders voted:

                                  TOTAL VOTE  TOTAL VOTE   TOTAL VOTE
                                    "FOR"     "AGAINST"   "ABSTAINING"
1. To amend our Restated
Certificate of Incorporation to
increase the authorized shares
of our capital stock
from 61,000,000 shares
to 101,000,000 . . . . . . . . .  27,546,899         300       793,656
2. To approve the issuance of up
to 9,320,359 shares of our
Common Stock to United
Microelectronics Corporation . .  23,118,817         300       793,656


ITEM 5   Other  Information:

         None.

          Exhibits  and  reports  on  Form  8-K:

          (a)  Exhibits:
          3.1  Restated  Certificate  of  Incorporation  of Registrant. Filed as
Exhibit 3.2 to the PixTech, Inc. Registration Statement on Form S-1 (Commission File No. 33-93024) and incorporated herein by reference.

          3.2 Certificate of Designations of PixTech, Inc. Filed as Exhibit 2.1 to the PixTech, Inc. Current Report on Form 8-K file January 7, 1999 and incorporated herein by reference.

          3.3 Certificate of Amendment of Restated Certificate of Incorporation of Registrant. Filed as Exhibit 3.4 to the PixTech, Inc. Form 10-Q/A for the fiscal quarter ended June 30, 1999 filed with the commission on August 24, 1999 and incorporated herein by reference.

          3.4 Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated January 18, 2000. Filed as Exhibit 3.5 to the PixTech, Inc. Annual Report on Form 10-K for the year ended December 31, 1999 filed with the commission on March 28, 2000 and incorporated herein by reference.

          10.1 Amendment, dated February 29, 2000, to Common Stock Purchase Agreement by and between PixTech, Inc. and Unipac Optoelectronics Corporation dated as of October 6, 1999. Filed as Exhibit 2.1 to the PixTech, Inc. Current Report on Form 8-K filed on May 8, 2000 and incorporated herein by reference.

          99.1  Important  Factors  Regarding  Future  Results

          27.  Financial  Data  Schedule

          (b)  Reports  on  Form  8-K:
          A  report  on  Form 8-K was filed on February 8, 2000, reporting under
Item 5, the completion of an agreement with AUDI and other partners to jointly develop a 7-inch color field emission display, in consideration for a 1.78 million euros funding from the European Commission.

          A report on Form 8-K was filed on May 2, 2000, reporting under Item 5, the completion of a development contract with DARPA (Defense Advanced Research Projects Agency) to develop a 12.1-inch color field emission display, in consideration for a funding of approximately $6.3 million from the U.S. government.

     ITEM  6     A  report on Form 8-K was filed on May 8, 2000, reporting under
Item 1, the completion of the private placement of 9,320,359 shares of Common Stock with united Microelectronics Corporation in consideration for $15.0 million, which transaction may be viewed as a change in control.

PIXTECH,  INC.

March  31,  2000


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PIXTECH,  INC.


Date: 05/15/2000                   BY: /s/ Marie Boem
      ----------                      ------------------
                                   Marie Boem,
                                   Principal Financial Officer

PIXTECH,  INC.

March  31,  2000


EXHIBIT  INDEX

Exhibit No.
-----------
        3.1  Restated Certificate of Incorporation of Registrant. Filed as Exhibit 3.2 to the
             PixTech, Inc. Registration Statement on Form S-1 (Commission File
             No. 33-93024) and incorporated herein by reference.
        3.2  Certificate of Designations of PixTech, Inc. Filed as Exhibit 2.1 to the PixTech,
             Inc. Current Report on Form 8-K file January 7, 1999 and incorporated herein by reference.
        3.3  Certificate of Amendment of Restated Certificate of Incorporation of Registrant.
             Filed as Exhibit 3.4 to the PixTech, Inc. Form 10-Q/A for the fiscal quarter ended June 30, 1999 filed with the commission on August 24, 1999 and incorporated herein by reference.
        3.4  Certificate of Amendment of Restated Certificate of Incorporation of
             Registrant, dated January 18, 2000. Filed as Exhibit 3.5 to the PixTech, Inc.
             Annual Report on Form 10-K for the year ended December 31, 1999 filed with the commission on March 28, 2000 and incorporated herein by reference.
       10.1  Amendment, dated February 29, 2000, to Common Stock Purchase Agreement by and between PixTech, Inc. and Unipac Optoelectronics Corporation dated as of October 6, 1999. Filed as Exhibit 2.1 to the PixTech, Inc. Current Report on
             Form 8-K filed on May 8, 2000 and incorporated herein by reference.
         27  Financial Data Schedule
       99.1  Important Factors Regarding Future Results