Form 10-Q
period 2000-06-30
PIXTECH INC /DE/
filed 2000-08-10
CIK 946144

FORM 10-Q
                                    ---------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended June 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

              For the transition period from ______ to ______ Commission file number 0-26380
              ______________________________________________________


                                  PIXTECH, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                       04-3214691
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

Avenue Olivier Perroy, 13790 Rousset, France
2700 Augustine Drive, Suite 255, Santa Clara, CA 95054
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip code)


                              011-33-4-42-29-10-00
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes  X   No
                                             ---     ---

The number of shares outstanding of each of the issuer's classes of Common Stock as of

                   Class                  Outstanding at August 10, 2000
         ----------------------------     ------------------------------
         Common Stock, $.01 par value                         54,873,712

                                     PIXTECH, INC.
                                     -------------

                                    TABLE OF CONTENTS
                                    -----------------


                                                                                    PAGE NO.
                                                                                    --------
PART I  FINANCIAL INFORMATION


         ITEM 1  Financial Statements

                 Condensed Consolidated Balance Sheets as of June 30, 2000
                 and December 31, 1999                                                    3

                 Condensed Consolidated Statements of Comprehensive Operations
                 for the Three Months Ended June 30, 2000 and 1999, for the Six
                 Months Ended June 30, 2000 and 1999, and the period from
                 June 18, 1992 (date of inception) through June 30, 2000                  4

                 Condensed Consolidated Statements of Cash Flows for the Six
                 Months ended June 30, 2000 and 1999, and the period from June 18,
                 1992 (date of inception) through June 30, 2000                           5

                 Condensed Consolidated Statements of Stockholders' Equity                6

                 Notes to Condensed Consolidated Financial Statements                7 - 10


         ITEM 2  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                              11 - 14

         ITEM 3  Quantitative and Qualitative Disclosures Regarding Market Risk          14

PART II  OTHER INFORMATION

         ITEM 2  Changes in Securities                                                   15

         ITEM 4  Submission of Matters to a Vote of Security Holders                     16

         ITEM 6  Exhibits and Reports on Form 8-K                                        16

Signature                                                                                17

Exhibit Index                                                                            18

                               CONDENSED CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                         JUNE 30,     DECEMBER 31,
                                                                           2000           1999
                                                                       ------------  --------------
                                                                       (UNAUDITED)
ASSETS
Current assets :
  Cash and cash equivalents available                                  $    24,130   $      14,663
  Restricted cash - short term                                                 833           1,667
  Accounts receivable:
    Trade                                                                      173              57
    Other                                                                    1,281             709
  Inventory                                                                  1,163           1,109
  Other                                                                      1,209             651
                                                                       ------------  --------------
      Total current assets                                                  28,789          18,856
Restricted cash - long term                                                    833           5,833
Property, plant and equipment, net                                          21,982          24,933
Goodwill, net                                                                   42              78
Deferred tax assets                                                             --           1,255
Deferred offering costs                                                         --              --
Other assets - long term                                                        49             214
                                                                       ------------  --------------
      Total assets                                                     $    51,695   $      51,169
                                                                       ============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities :
  Current portion of long term debt                                    $     1,211   $       8,128
  Current portion of capital lease obligations                                 255           2,455
  Accounts payable                                                           7,176           7,548
  Accrued expenses                                                           2,256           2,135
                                                                       ------------  --------------
      Total current liabilities                                             10,898          20,266
Deferred revenue                                                               397             248
Long term debt, less current portion                                         3,217           3,075
Capital lease obligation, less current portion                               5,802           7,644
Other long term liabilities, less current portion                               38              52
                                                                       ------------  --------------
      Total liabilities                                                     20,352          31,285
                                                                       ============  ==============
STOCKHOLDERS' EQUITY
    Convertible preferred stock Series E, $0.01 par value, authorized shares-1,000,000 ; issued and outstanding shares-22,095 and 297,269
respectively                                                                     1               3
    Common Stock, $0.01 par value, authorized shares-100,000,000 and 60,000,000 respectively; issued and outstanding shares-54,873,712
and 37,351,283 respectively  .                                                 548             373
    Additional paid-in capital  .                                          130,555         105,081
    Cumulative other comprehensive income  .                                (3,804)         (2,988)
    Deficit accumulated during development stage  .                        (95,957)        (82,585)
                                                                       ------------  --------------
        Total stockholders' equity  . . . . . . . . . . . . . . . . .       31,343          19,884
                                                                       ------------  --------------
        Total liabilities and stockholders' equity  . . . . . . . . .  $    51,695   $      51,169
                                                                       ============  ==============


                             See accompanying notes.

               CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                        (UNAUDITED)


                                                                               Period from
                                                                               June 18, 1992
                                                                                 (date of
                                         Three Months          Six Months        inception)
                                         Ended June 30,       Ended June 30,      through
                                       ------------------  --------------------   June 30,
                                         2000      1999      2000       1999        2000
                                       --------  --------  ---------  ---------  ----------
Revenues
Cooperation and license revenues       $    --   $    --   $     --   $     --   $  26,449
Product sales                              131       178        217        339       3,527
Other revenues                           2,009       314      3,913      2,314      14,727
                                       --------  --------  ---------  ---------  ----------
Total revenues                           2,140       492      4,130      2,653      44,703
                                       --------  --------  ---------  ---------  ----------
Cost of revenues
License fees and royalties                 (94)      (85)      (182)      (172)     (2,059)
                                       --------  --------  ---------  ---------  ----------
Gross margin                             2,046       407      3,948      2,481      42,644
                                       --------  --------  ---------  ---------  ----------

Operating expenses
Research and development:
Acquisition of intellectual property
rights                                      --        --        (57)        --      (5,022)
Other                                   (7,920)   (6,616)   (15,714)   (12,203)   (115,423)
                                       --------  --------  ---------  ---------  ----------
                                        (7,920)   (6,616)   (15,771)   (12,203)   (120,445)
Marketing and sales                       (258)     (329)      (571)      (680)     (8,457)
Administrative and general                (684)     (772)    (1,497)    (1,502)    (17,296)
                                       --------  --------  ---------  ---------  ----------
expenses
                                        (8,862)   (7,717)   (17,839)   (14,385)   (146,198)
                                       --------  --------  ---------  ---------  ----------
Loss from operations                    (6,816)   (7,310)   (13,892)   (11,904)   (103,555)
Other income / (expense)
Interest income                            274       297        612        471       4,260
Interest expense                          (134)     (395)      (443)      (835)     (4,854)
Foreign exchange gains / (losses)          (27)     (621)       332     (1,137)        282
Other expenses / (revenues)                 17        --         17         --          17
                                       --------  --------  ---------  ---------  ----------
                                           130      (719)       518     (1,501)       (295)
Loss before income tax benefit          (6,686)   (8,029)   (13,373)   (13,405)   (103,849)
Income tax benefit                          --        --         --         --       7,893
                                       --------  --------  ---------  ---------  ----------
Net loss                               $(6,686)  $(8,029)  $(13,373)  $(13,405)  $ (95,956)
                                       ========  ========  =========  =========  ==========
Dividends accrued to holders of
Preferred Stock                             (8)     (165)       (97)      (299)       (622)
                                       --------  --------  ---------  ---------  ----------
Net loss to holders of Common Stock    $(6,694)  $(8,194)  $(13,470)  $(13,704)  $ (96,578)
                                       ========  ========  =========  =========  ==========

Net loss per share of Common           $ (0.13)  $ (0.43)  $  (0.29)  $  (0.80)
Stock                                  ========  ========  =========  =========


Shares of Common Stock used in
computing net loss per share            51,718    18,462     46,140     16,816

Net loss                               $(6,686)  $(8,029)  $(13,373)  $(13,405)  $ (95,956)
Change in other comprehensive              (66)     (116)      (812)      (787)     (3,804)
                                       --------  --------  ---------  ---------  ----------
income
Comprehensive net loss                 $(6,752)  $(8,145)  $(14,185)  $(14,192)  $ (99,760)
                                       ========  ========  =========  =========  ==========


                            See accompanying notes.

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                           (UNAUDITED)


                                                                                     PERIOD FROM
                                                                                    JUNE 18, 1992
                                                                 SIX  MONTHS  ENDED   (DATE OF
                                                                       JUNE  30,      INCEPTION)
                                                                                       THROUGH
                                                                                       JUNE 30,
                                                                 --------------------  ---------
                                                                   2000       1999       2000
                                                                 ---------  ---------  ---------

Net loss                                                         $(13,373)  $(13,405)  $(95,956)

Total adjustments to net loss                                       5,175      5,131     37,802
                                                                 ---------  ---------  ---------
                                                                   (8,198)    (8,274)   (58,154)
Net cash used in operating activities

INVESTING ACTIVITIES
Additions to property plant and equipment                          (1,327)      (396)   (21,882)
Reclassification of restricted cash as cash available               5,833      1,299     (1,815)
Additions to intangible assets                                         --         --       (130)
                                                                 ---------  ---------  ---------

Net cash provided by / (used in) investing activities               4,506        903    (23,827)

FINANCING ACTIVITIES
Stock issued                                                       18,212      4,198    110,821
Proceeds from long-term borrowings                                     --         --     18,301
Proceeds from sale leaseback transactions                              --         --      2,731
Payments for equipment purchases financed by accounts payable          --         --     (3,706)
Repayments of long term borrowing and capital lease obligations    (4,290)      (360)   (18,132)
                                                                 ---------  ---------  ---------
Net cash provided by financing activities                          13,922      3,838    110,015

Effect of exchange rates on cash                                     (763)       384     (3,904)
                                                                 ---------  ---------  ---------

Net (decrease) / increase in cash and cash equivalents              9,467     (3,149)    24,130
Cash and cash equivalents beginning of period                      14,663     10,166         --
                                                                 ---------  ---------  ---------
                                                                 $ 24,130   $  7,017   $ 24,130
                                                                 =========  =========  =========
Cash and cash equivalents end of period


                            See accompanying notes.



                                     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                      Series E           Common Stock
                                                                                      ---------        ----------------

                                                                                                                        Additional
                                                                                       Shares            Shares           Paid-in
                                                                                       Issued   Amount   Issued   Amount  Capital
                                                                                      ---------  ----  ----------  ----  ---------
BALANCE AT DECEMBER 31, 1996                                                                            8,141,146  $ 81  $ 34,085
 Common Stock issued in public offering, net of issuance costs   -- $796                                5,570,819    56    22,958
 Issuance of Common Stock under stock option plan                                                          50,767     1        25
 Translation adjustment
 Net loss-Year ended Dec.  31, 1997
BALANCE AT DECEMBER 31, 1997                                                                           13,762,732  $138  $ 57,067

 Common Stock issued in private placements, net of issuance costs  -- $44                               1,236,222    12     4,493
 Issuance of Series E convertible preferred stock, net of issuance costs -- $822       367,269     4                        7,449
 Issuance of Common Stock under stock option plan                                                           1,375               1
 Translation adjustment
 Net loss-Year ended Dec. 31, 1998
BALANCE AT DECEMBER 31, 1998                                                           367,269   $ 4   15,000,329   151    69,012

 Common Stock issued in private placements                                                                150,000     1       350
 Issuance costs and dividends accrued in relation to Series E convertible                                                     (36)
preferred stock issued in December 1998
 Conversion of Series E preferred stock                                                (70,000)   (1)   1,114,220    11       (10)
 Issuance of Common Stock in connection with the acquisition of certain assets
of Micron Display, net of issuance costs -- $511                                                        7,133,562    71    14,134
 Issuance of warrants                                                                                                         297
 Issuance of Common Stock following conversion of Sumitomo convertible loan                               750,000     7     1,081
 Issuance of Common Stock under stock option plan                                                         137,217     1        72
 Issuance of Common Stock in connection with Equity Line   Kings-bridge,                                  624,809     6       818
net of issuance costs -- $176
 Issuance of Common Stock in connection with private placement,                                        12,427,146   124    19,839
 net of issuance costs -- $36
 Issuance of Common Stock in connection with Coloray                                                       14,000     1        50
 Translation adjustment
 Net loss-Year ended Dec. 31, 1999
BALANCE AT DECEMBER 31, 1999                                                           297,269   $ 3   37,351,283  $373  $105,606

 Dividends accrued in relation to Series E convertible preferred stock issued in December 1998 (unaudited)
 Conversion of Series E preferred stock (unaudited)                                   (275,174)   (3)   4,195,254    42       (36)
 Issuance of Common Stock following conversion of Sumitomo                                              2,126,246    21     3,890
convertible loan (unaudited)
 Issuance of Common Stock following conversion of Sumitomo straight loan (unaudited)                      385,549     4     2,496
Issuance of Common Stock in connection with Kingsbridge Equity Line,                                    1,204,191    12     3,391
 net of issuance costs $(unaudited))
 Issuance of Common Stock in connection with Coloray (unaudited)                                           16,000     0        57
 Issuance of Common Stock in connection with private placement,                                         9,320,359    93    14,857
net of issuance costs -- $50 (unaudited)
 Issuance of Common Stock under stock option plan (unaudited)                                             274,830     3       350
 Translation adjustment (unaudited)
Net loss-Six Months ended June 30, 2000 ( unaudited)
BALANCE AT JUNE  30, 2000 (UNAUDITED)                                                   22,095   $ 1   54,873,712  $549  $130,609
====================================================================================  =========  ====  ==========  ====  =========



                                                                                   Dividends            Deficit
                                                                                   accrued to  Other    accumu-
                                                                                   holders of  Compre-  lated during
                                                                                    Preferred  hensive  develop-
                                                                                      Stock    Income  ment stage    Total
                                                                                      ------  --------  ---------  ---------
BALANCE AT DECEMBER 31, 1996                                                                  $  (438)  $(21,629)  $ 12,099
 Common Stock issued in public offering, net of issuance costs   -- $796                                             23,014
 Issuance of Common Stock under stock option plan                                                                        25
 Translation adjustment                                                                        (1,694)               (1,694)
 Net loss-Year ended Dec.  31, 1997                                                                      (14,664)   (14,664)
BALANCE AT DECEMBER 31, 1997                                                                   (2,132)   (36,293)    18,780

 Common Stock issued in private placements, net of issuance costs  -- $44                                             4,506
 Issuance of Series E convertible preferred stock, net of issuance costs -- $822        (12)                          7,440
 Issuance of Common Stock under stock option plan                                                                         1
 Translation adjustment                                                                           392                   392
 Net loss-Year ended Dec. 31, 1998                                                                       (17,863)   (17,863)
BALANCE AT DECEMBER 31, 1998                                                            (12)   (1,740)   (54,156)    13,257

 Common Stock issued in private placements                                                                              352
 Issuance costs and dividends accrued in relation to Series E convertible              (512)                           (548)
preferred stock issued in December 1998
 Conversion of Series E preferred stock
 Issuance of Common Stock in connection with the acquisition of certain assets
of Micron Display, net of issuance costs -- $511                                                                     14,205
 Issuance of warrants                                                                                                   297
 Issuance of Common Stock following conversion of Sumitomo convertible loan                                           1,088
 Issuance of Common Stock under stock option plan                                                                        73
 Issuance of Common Stock in connection with Equity Line   Kings-bridge,                                                824
net of issuance costs -- $176
 Issuance of Common Stock in connection with private placement,                                                      19,963
 net of issuance costs -- $36
 Issuance of Common Stock in connection with Coloray                                                                     51
 Translation adjustment                                                                        (1,249)               (1,249)
 Net loss-Year ended Dec. 31, 1999                                                                       (28,428)   (28,428)
BALANCE AT DECEMBER 31, 1999                                                          $(525)  $(2,989)  $(82,584)  $ 19,884

 Dividends accrued in relation to Series E convertible preferred stock issued           (98)                            (98)
in December 1998 (unaudited)
 Conversion of Series E preferred stock (unaudited)                                     568                             571
 Issuance of Common Stock following conversion of Sumitomo                                                            3,911
convertible loan (unaudited)
 Issuance of Common Stock following conversion of Sumitomo straight loan (unaudited)                                  2,500
Issuance of Common Stock in connection with Kingsbridge Equity Line,                                                  3,403
 net of issuance costs $(unaudited))
 Issuance of Common Stock in connection with Coloray (unaudited)                                                         57
 Issuance of Common Stock in connection with private placement,                                                      14,950
net of issuance costs -- $50 (unaudited)
 Issuance of Common Stock under stock option plan (unaudited)                                                           353
 Translation adjustment (unaudited)                                                              (815)                 (815)
Net loss-Six Months ended June 30, 2000 ( unaudited)                                                     (13,373)   (13,373)
BALANCE AT JUNE  30, 2000 (UNAUDITED)                                                 $ (55)  $(3,804)  $(95,957)  $ 31,343
====================================================================================  ======  ========  =========  =========


                             See accompanying notes

                                 PIXTECH,  INC.
                        (A DEVELOPMENT STAGE COMPANY)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (ALL AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

NOTE  A  -  BASIS  OF  PRESENTATION

The financial information as of June 30, 2000, and for the three-month and six-month periods ended June 30, 2000 and 1999 is unaudited but includes all adjustments, which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results of the three-month and six months periods ending June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in our Annual Report on Form 10-K filed with the Security and Exchange Commission on March 28, 2000.


NOTE  B  -  RESTRICTED  CASH

In August 1997, we provided Unipac Optoelectronics Corp. ("Unipac"), our Asian manufacturing partner, with a written bank guaranty in the amount of $10,000 pursuant to the display foundry agreement (the "Foundry Agreement") signed in May 1997 between Unipac and us in order to implement volume production of field emission displays at Unipac's manufacturing facility. We granted the issuing banks a security interest in cash and cash equivalents for the same amount. The pledged cash and cash equivalents have been recorded as short-term and long-term restricted cash on the balance sheet.

In March 2000, pursuant to an agreement dated December 17, 1999 signed with Unipac, the guaranty was reduced by $5,000 in consideration of a payment in cash of same amount to Unipac. Pursuant to the terms of this agreement, this $5,000 payment will be considered as a prepayment against our future payments to Unipac concerning the equipment leased by Unipac to us. Consequently, the amount of the security interest to the banks was reduced to $1,666 at June 30, 2000 (see Note D - Capital Leases).


NOTE  C  -  PROPERTY,  PLANT  AND  EQUIPMENT

Pursuant to the Foundry Agreement, volume FED production equipment was installed at Unipac's facility. That equipment was purchased and funded by Unipac, and a portion of it is leased to us. This portion amounted to $10,886 at June 30, 2000. According to Financial Accounting Standard 13, "Accounting for Leases", this equipment was recorded as assets under the caption "Property, Plant and Equipment" in the net amount of $7,444 at June 30, 2000. Depreciation of $899 was recorded during the six-month period ended June 30, 2000. As of June 30, 2000, the related capital lease obligation amounted to $5,494, all recorded as long term portion.


NOTE  D  -  CAPITAL  LEASES

We are party to certain sale-leaseback transactions for equipment used in our pilot production plant in Montpellier and, pursuant to the Foundry Agreement, a portion of volume field emission displays production equipment installed at Unipac's facility is leased to us. According to Financial Accounting Standard 13, "Accounting for Leases", a capital lease obligation was recorded in 1998. During the six-month period ended June 30, 2000, the related capital lease obligation was reduced by $5,000 following the prepayment of the same amount made in cash to Unipac and amounted to $5,494 at June 30, 2000 (See Note B-Restricted Cash and Note C-Property, Plant and Equipment).

                                 PIXTECH,  INC.
                        (A DEVELOPMENT STAGE COMPANY)


Future minimum payments under capital lease obligations at June 30, 2000 are as follows:

YEARS  ENDING DECEMBER 31,
  2000 . . . . . . . . . . . . . . . . . . . . . . . . .  $  305
  2001 . . . . . . . . . . . . . . . . . . . . . . . . .     541
  2002 . . . . . . . . . . . . . . . . . . . . . . . . .     298
  2003  .. . . . . . . . . . . . . . . . . . . . . . . .   3,352
  2004  .. . . . . . . . . . . . . . . . . . . . . . . .   2,299
                                                          -------
  Total minimum payments  .. . . . . . . . . . . . . . .   6,795
  Less amount representing interest  . . . . . . . . . .    (738)
                                                          -------
  Present value of minimum capitalized lease payments  .  $6,057
                                                          =======


NOTE  E  -  LONG  TERM  DEBT

     During the six-month period ended June 30, 2000, long term debt was reduced by $6,775. The reduction was mainly due to the conversion into shares of our Common Stock. The shares were converted from a convertible note and a note payable issued to Sumitomo Corporation in 1997. The principal amounts due on December 31, 1999 were $3,912 and $2,500 respectively (See Note G-Stockholders' equity).

     Long-term debt consists of certain loans payable under which future minimum payments, at June 30, 2000, are as follows:

YEARS ENDING DECEMBER 31,
  2000. . . . . . . . . .  $1,014
  2001. . . . . . . . . .     634
  2002. . . . . . . . . .   1,156
  2003. . . . . . . . . .     189
  2004. . . . . . . . . .     184
  2005. . . . . . . . . .   1,251
                           ------
  Total minimum payments   $4,428
                           ======


NOTE  F  -  MICRON  TRANSACTION

     On March 19, 1999, we entered into a definitive agreement to purchase certain assets of Micron Technology, Inc. relating to field emission displays including equipment and other tangible assets, certain contract rights and cash (the "Micron Transaction"). We closed the Micron Transaction on May 19, 1999 and we accounted for it as an acquisition of assets.

     The financial statements as of June 30, 2000 reflect the acquisition of assets for a cost of $17,932 and the assumption of certain liabilities in the amount of $2,958. In consideration of the Micron Transaction, we issued 7,133,562 shares of our Common Stock, representing a total amount of $14,205, and a warrant to purchase 310,000 shares of our Common Stock to Micron Technology, Inc. The Black-Scholes model was used to compute the fair value of the warrant. The fair value was estimated to $257.

     The estimated fair value of net assets acquired in the Micron Transaction was approximately $9,157 in excess of the cost of net assets acquired.
Consequently, the estimated fair value of property, plant and equipment of $22,473 was proportionally reduced to represent the actual cost. In addition, we received cash in the amount of $4,350. Therefore, of the assets acquired for $17,932, $13,316 was reflected under the caption "Property, Plant and Equipment", and $4,350 under the caption "Cash and Cash equivalents available ".

                                 PIXTECH,  INC.
                        (A DEVELOPMENT STAGE COMPANY)


The following unaudited pro forma financial information presents the combined results of operations for the six-months ended June 30, 2000 and June 30, 1999, as if the transaction had been completed as of January 1, 1999, after giving effect to certain adjustments, including additional personnel costs and depreciation expenses. The pro forma financial information does not necessarily reflect the results of operations that would have occurred if the transaction been completed at the beginning of the period indicated.

                                      SIX MONTHS ENDED    SIX MONTHS ENDED
                                     ------------------  ------------------
                                       JUNE 30, 2000       JUNE 30, 1999
                                     ------------------  ------------------
Net loss                             $         (13,380)  $         (17,083)
Net loss to holders of Common Stock  $         (13,477)  $         (17,870)
Net loss per share of Common Stock   $           (0.29)  $           (0.77)


NOTE  G  -  STOCKHOLDERS'  EQUITY

Common  Stock  :

 In January and February 2000, we issued 2,126,246 shares of our Common Stock to Sumitomo Corporation upon the conversion in full of $3,912 then outstanding under a $5,000 convertible note issued in 1997. This note, with a principal due of $3,912 at December 31, 1999, was convertible at Sumitomo Corporation's option into shares of our Common Stock at a conversion price equal to 80% of the market price of the Common Stock at the conversion date.

In March 2000, we converted the entire outstanding amount of a loan by Sumitomo Corporation previously payable in two settlements of $1,250 each in May 2000 and November 2000 through the issuance of 385,549 shares of our Common Stock at a price of $6.48 per share of Common Stock, for an aggregate consideration of $2,500.

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

On August 9, 1999, we secured a $15,000 equity-based line of credit with Kingsbridge Capital Ltd. Under the terms of the equity line, we can draw up to $15,000 cash in exchange for our Common Stock, in increments over a two-year period. The decision to draw on any of the funds and the timing and account of any such draw are at our sole discretion, subject to certain conditions. Such conditions include limitations depending on the volume and the market price of our Common Stock. During the six months ended June 30, 2000, we issued 1,204,191 shares of Common Stock, representing $3,403 ($3,500, less issuance costs of $97). Through June 30, 2000, out of the maximum amount of $15,000, we have drawn a total amount of $ 4,500.

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


Convertible  Preferred  Stock:

In the six-month period ended June 30, 2000, we issued an aggregate of 4,195,254 shares of Common Stock upon the conversion of an aggregate of 275,174 shares of Series E Preferred Stock at an average conversion price of $1.60938. At June 30, 2000, there were 22,095 shares of Series E Preferred Stock outstanding. These shares of Series E Preferred Stock were convertible into shares of Common Stock using a conversion price equal to the lesser of approximately $1.60938 per share of Common Stock or the average closing price of our Common Stock over the ten trading days immediately preceding the notice of conversion.

                                 PIXTECH,  INC.
                        (A DEVELOPMENT STAGE COMPANY)


The holders of Series E Preferred Stock are entitled to cumulative dividends. At June 30, 2000 a dividend of $55 was accrued and recorded against stockholders' equity.

In addition, we are required to reserve, out of the authorized but unissued shares, 150% of the number of shares of Common Stock that the Series E Stock are convertible into. As of June 30, 2000, the Series E Stock would have been convertible into 343,541 shares of Common Stock, thus requiring us to reserve 515,312 shares of the remaining authorized but unissued shares.


NOTE  H  -  LITIGATION

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


NOTE  I  -  FINANCIAL  POSITION

During the six-month period ended June 30, 2000, we have continued to experience losses and have used cash in operating activities of $8,198. As of June 30, 2000, we had a net working deficit of $7,072 and a deficit accumulated during development stage of $95,957. During the six month period ended June 30, 2000, we reduced both (i) our long term debt by $6,775, essentially with the completion of the conversion into shares of our Common Stock of the Sumitomo Corporation notes issued in 1997, and (ii) our capital lease obligation mainly in connection with the prepayment of $5,000 made to Unipac out of our restricted cash. We also received $3,403 from the Kingsbridge equity line. In addition, we have significantly improved our liquidity and financial position with the completion, in April 2000, of a $15,000 equity private placement with United Microelectronics. We expect that cash available at June 30, 2000, with the anticipated proceeds from the Kingsbridge equity-based line of credit, and cash from various grants and loans, and from research and development tax credits, will be sufficient to meet our cash requirements for the near future. We intend to continue improving our liquidity and financial position through capital increases. There can, however, be no assurance that additional funds will be available through capital increases when needed or on terms acceptable to us.


NOTE  J  -SIGNIFICANT  CONTRACT

On April 3rd, 2000, we announced that we have been awarded a development contract by DARPA (Defense Advanced Research Projects Agency). Under the terms of the contract, PixTech will receive approximately $6.3 million for the development and demonstration of a full color, full video rate, 12.1-inch Field Emission Display. After delivery the displays will undergo testing and evaluation for use in U.S. military vehicles.
This funding is in addition to and a continuation of the existing contract, which was transferred from Micron Technology, Inc. to PixTech in August of 1999.

                                 PIXTECH,  INC.
                        (A DEVELOPMENT STAGE COMPANY)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Management Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements reflecting management's current expectation regarding our future financial performance. Such expectations are based on certain assumptions and involve risks and uncertainties. These uncertainties include, but are not limited to, the risk associated with transitioning to high volume manufacturing of field emission display at Unipac, product demand and market acceptance risks, the commitment of Unipac and/or of our licensees, our ability to grant other licenses under field emission display technology, the validity and enforceability of our patent rights, possible infringement by us of patent rights of others, the impact of competitive products and prices, product development risks, commercialization or technological delays or difficulties, trade risks, legal risks, and social and economic risks. See also "Important Factors Regarding Future Results" described more fully in Exhibit 99.1 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2000.


RESULTS  OF  OPERATIONS

     Product Sales. We recognized product sales of $217,000 in the six-month period ended June 30, 2000, as compared to $339,000 in the six-month period ended June 30, 1999. During the second quarter of 2000, the revenues were $131,000 against $178,000 during the same period last year. In the six-month periods ended June 30, 1999 and 2000, product revenues primarily consisted of shipments of displays sold at volume prices to Zoll Medical. Since the last quarter of 1998, we have begun shipping our field emission displays manufactured by our contract manufacturer, Unipac, to our customers in limited quantities. During the six-month period ended June 30, 2000, unit shipments from Taiwan represented 54% of total shipments, as compared to 21% during the six-month period ended June 30, 1999. We expect an increase of product shipments from Taiwan in the second half of 2000.

     Other Revenues. Other revenues consist of funding under various public development contracts and other miscellaneous revenues. We recognized other revenues of $2,009,000 and $3,913,000 for the second quarter and first half of 2000, respectively, as compared to $314,000 and $2,314,000 in the same periods of 1999. Of these revenues, in the six-month period ended June 30, 2000, $3,860,000 was related to a development contract awarded to us by DARPA (Defense Advanced Research Projects Agency) in August 1999. Under the terms of this DARPA contract, we recognized and received a total amount of $4.7 million, which represented the entire amount of this DARPA contract. In April 2000, we began development efforts on a 12.1-inch color field emission display under the same DARPA contract of which we have received $512,000 at June 30, 2000. The aggregate DARPA funding for year 2000, that we are entitled to receive is approximately $6.3 million.

     Other Research and Development Expenses. We expensed $7.9 million and $15.7 million for research and development costs during the second quarter ended June 30, 2000 and the first half of 2000, respectively, which represented an increase of 20% and 30% when compared to the same periods of 1999. The increase spending for both periods in 2000 include salaries and associated expenses for in-house research and development activities conducted both in our pilot plant and our research and development facility in Boise, Idaho, the cost of staffing and operating our pilot manufacturing facility and the cost of supporting the transfer and adaptation of our field emission displays technology to Unipac, as well as obligations to Commissariat l'Energie Atomique under the LETI Research Agreement dated September 17, 1992, and miscellaneous contract consulting fees. This increase was due to the costs associated with the research and development activities conducted in Boise following the Micron Transaction signed at the end of May 1999, as the prior year period does not include such costs for the entire period and the transfer of field emission displays manufacturing start up at Unipac.

                                 PIXTECH,  INC.
                        (A DEVELOPMENT STAGE COMPANY)


     Sales and Marketing Expenses. Sales and marketing expenses decrease 21% from $329,000 in the quarter ended June 30, 1999 to $258,000 in the quarter ended June 30, 2000. We expensed $571,000 for sales and marketing during the six-month period ended June 30, 2000, as compared to $680,000 during the same period last year. This variance in sales and marketing expenses reflects employee reallocation from Marketing and Sales to other departments. However, we believe sales and marketing expenses may increase in the future, reflecting the expansion of our sales and marketing organization both in the United States and in Europe.

     General and Administrative Expenses. We expensed $684,000 and $1.4 million in general and administrative during the second quarter ended June 30, 2000, and first half of 2000, respectively, as compared to $772,000 and $1.5 million during the same periods in 1999. The decrease of 16% between the quarters ended June 30, 1999 and 2000 was attributable to a reduction in consulting expenses from the previous year.

     Interest Income (Expense), Net. Interest income is comprised of interest on available and restricted cash. Interest expense is comprised of interest payable on long-term obligations. Net interest income was $140,000 in the three-month period ended June 30, 2000 and $169,000 in the six-month period ended June 30, 2000, as compared to a net expense of $98,000 and $364,000 in the same periods of 1999, reflecting the decrease in long-term liabilities, the increase in cash available and improved cash management for short term investments on the money market.

     Currency  Fluctuations.        Although  a  significant  portion  of  our
revenues are denominated in U.S. dollars, a substantial portion of our operating expenses are denominated in Euros. Gains and losses on the conversion to U.S. dollars of assets and liabilities denominated in Euros may contribute to fluctuations in our results of operations, which are reported in U.S. dollars. Most of our capital lease obligations are expressed in Taiwanese dollars. In the past, fluctuations of the parity of the Taiwanese dollar versus the Euro caused significant foreign exchange gains or losses and may continue to do so in the future. We recorded a net foreign exchange loss of $27,000 in the second quarter of 2000 and a gain of $332,000 in the six-month period ended June 30, 2000, as compared to a net foreign exchange loss of $621,000 and $1,137,000 during the same periods last year. We cannot predict the effect of exchange rate fluctuations on future operating results. To date, we have not undertaken hedging transactions to cover our currency exposure, but we may do so in the future.


LIQUIDITY  AND  CAPITAL  RESOURCES

Cash used in operations was $8.1 million during the six-month period ended June 30, 2000, as compared to $8.2 million in the six-month period ended June 30, 1999. This decrease is a result of significant revenues received from DARPA (Defense Advanced Research Projects Agency), offset by an increase in expenses incurred by our research and development team in Boise, Idaho.

We have used $58.1 million in cash to fund our operations since inception through June 30, 2000 and have incurred $23.8 million in capital expenditures and investments.

Capital expenditures were $1,327,000 during the six-month period ended June 30, 2000 as compared to $396,000 during the same period in 1999. These capital expenditures exclude assets acquired under capital lease obligations. During the six-month period ended June 30, 2000, capital expenditures remained focused on capacity expansion in the Boise, Idaho manufacturing facility. Implementing volume production at Unipac's manufacturing plant required significant capital expenditures. Pursuant to the Foundry Agreement, Unipac funded a $14.7 million capital expenditure for equipment. A portion of that equipment is leased to us and the gross amount of this equipment is $10.9 million as of June 30, 2000. We expect that additional capital expenditures will be required in the second half of 2000 and in 2001 to increase capacity at Unipac and to complete implementation of manufacturing processes, for both monochrome and color products.

During the six-month period ended June 30, 2000, restricted cash was reclassified as cash available in the amount of $5.8 million. Restricted cash was related to the security interest corresponding to the guaranty granted to Unipac in connection with the purchase and funding by Unipac of volume field emission displays production equipment. In March 2000, pursuant to an agreement dated December 17, 1999 signed with Unipac, the guaranty was reduced by $5.0 million in consideration of a payment in cash of same amount to Unipac. Pursuant to the terms of this agreement, this $5.0 million payment will be considered as a prepayment against our future payments to Unipac concerning the equipment leased by Unipac to us. Consequently, the amount of the security interest to the banks was reduced by the same amount and amounted to $1,666,000 at June 30, 2000.

                                 PIXTECH,  INC.
                        (A DEVELOPMENT STAGE COMPANY)


Cash flows generated by financing activities were $13.9 million in the six-month period ended June 30, 2000, as compared to $3.8 million generated in the six-month period ended June 30, 1999. This net cash flow in the first half of 2000 consisted of sales of shares of Common Stock, resulting in net proceeds of $18.2 million, while repayment of long term liabilities amounted to $4.3 million, including the $5.0 million prepayment made to Unipac. Cash flows used in financing activities in the six-month period ended June 30, 2000 excluded non-cash transactions related to (i) the conversion into shares of our Common Stock of the convertible loan with Sumitomo Corporation in the amount of $3.9 million, (ii) the conversion into shares of our Common Stock of the loan with Sumitomo Corporation in the amount of $2.5 million, both resulting in a decrease of our long term liabilities. Cash flows generated from financing activities included (i) the sales of shares of Common Stock under the Kingsbridge equity line, resulting in net proceeds of $3.4 million, (ii) the sale of shares of Common Stock to Unipac, in April 2000, resulting in net proceeds of $15.0 million and (iii) the exercise of options under the 1993 stock option plan, resulting in net proceeds of $350,000, but excluded non-cash transactions related to the conversion of 275,174 Series E Convertible Preferred Stock in March and April 2000.

Since our inception, we have funded our operations and capital expenditures primarily from the proceeds of equity financings aggregating $110.0 million and from proceeds aggregating $21.0 million from borrowings and sale-leaseback transactions.

In 1997 and January 1999, we entered into two research and development agreements with French authorities. Under these agreements, we expect to benefit from zero-interest loans totaling approximately $3.0 million, of which we received $482,000 in April, 2000 and $2.0 million in 1999.

In November 1998, we entered into an research and development agreement with French authorities. Under this agreement, we expect to receive a total grant of approximately $679,000, of which we received $196,000 in 1999, $202,000 in the six-month period ended June 30, 2000, and $281,000 in July 2000. The $196,000 and $202,000 collected in 1999 and in the six-month period ended June 30, 2000, respectively, were not recognized as income as all conditions stipulated in the agreement were not met.

     On August 5, 1999, we were awarded a development contract by DARPA. Under the terms of the contract, we will receive approximately $4.7 million to develop a color field emission display. During the six-month period ended June 30, 2000, $3.9 million were recognized as income under this contract. On April 3, 2000, a new contract, as a continuation of the existing contract, was signed with DARPA for $6.3 million for the development and demonstration of a full color, full video rate, 12.1-inch field emission display.

We have recognized French income tax benefits of $7.9 million since inception. These income tax benefits represent tax credits for research and development activities conducted in France, which are paid in cash to us if it is not possible to credit them against future income tax liabilities within three fiscal years. In 1998, we collected $2.8 million, representing R&D tax credits recorded in 1993 and 1994. In April 1999, we collected $3.0 million from R&D tax credit recorded in 1995. We collected $1.1 million in June 2000, in relation with the R&D tax credit recorded in 1996.

On August 9, 1999, we secured a $15.0 million equity-based line of credit with Kingsbridge Capital Ltd. Under the terms of the equity line, we can draw up to $15.0 million cash in exchange for our Common Stock, in increments over a two-year period. The decision to draw on any of the funds and the timing and account of any such draw are at our sole discretion, subject to certain conditions. Such conditions include limitations depending on the volume and the market price of our Common Stock. During the six-month period ended June 30, 2000, we issued 1,204,191 shares of Common Stock, representing $3,403,000 ($3.5 million less issuance costs of $97,000). Through June 30, 2000, out of the maximum amount of $15.0 million, we have drawn a total amount of $4.5 million.

On January 25, 2000, we signed an agreement with Audi and other partners to jointly design, develop, test and deliver a 7-inch color field emission display for automotive applications. This agreement is part of the European Commission IST program. Under the terms of this agreement, we will receive funding of approximately $1.7 million, of which $600,000 are expected in 2000.

                                 PIXTECH,  INC.
                        (A DEVELOPMENT STAGE COMPANY)


In April 2000, we completed a $15.0 million equity private placement with United Microelectronics Corporation. United Microelectronics Corporation received 9,320,359 million shares at a purchase price of $1.6094 per share, pursuant to an amendment, signed in February 2000, to the Common Stock Purchase Agreement dated October 6, 1999 with Unipac.

Cash available at June 30, 2000 amounted to $24.1 million as compared to $14.7 million at December 31, 1999. We expect that cash available at June 30, 2000, with the anticipated proceeds from the Kingsbridge equity-based line of credit, and cash from various grants and loans described above and from R&D tax credits, will be sufficient to meet our cash requirements, including repayment of the current portion of our long-term obligations in the amount of $10.8 million at June 30, 2000, for the near future.

We will require substantial funds to conduct research, development and testing, to develop and expand commercial-scale manufacturing systems and to market any resulting products. Changes in technology or a growth of sales beyond currently anticipated levels will also require further investment. Our capital requirements will depend on many factors, including the rate at which we can develop our products, the market acceptance of such products, the levels of promotion and advertising required to launch such products and attain a competitive position in the marketplace and the response of competitors to our products. We cannot make assurances that funds for these purposes, whether from equity or debt financing, or other sources, will be available when needed or on terms acceptable to us.


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

                                 PIXTECH,  INC.
                        (A DEVELOPMENT STAGE COMPANY)


PIXTECH,  INC.

PART II  Other  Information


         ITEM 2  Changes  in  Securities:
                 (a)  Not  applicable
                 (b)  Not  applicable
                 (c) In April 2000, 8,877 shares of Series E Convertible Preferred Stock were converted into 136,276 shares of Common Stock at a conversion price of $1.60938. After this transaction, the Series E Stock, including accrued dividends, is convertible into 343,541 shares of Common Stock using a conversion price of $1.60938. As of August 1st, 2000, there were 22,095 shares of Series E Preferred Stock outstanding.

                   This  conversion  listed  above was exempt from  registration under the  Securities  Act  of  1933,  as  amended  (the
                 "Securities Act") pursuant to Section 3(a)(9) of the Securities Act.

                   During  the six-month period  ended  June 30, 2000  we issued
                 270,566 shares in connection with the $15 million Kingsbridge equity line of credit secured in August 1999, as private placement exempt from registration under Section 4(2) of the Securities Act. These 270,566 shares of Common Stock represented an amount of $485,000 ($500,000 less issuance costs of $15,000).

                   Pursuant  to  the  Amendment dated February 29, 2000  to  the
                 Common Stock Purchase Agreement dated October 6, 1999 by and between PixTech and Unipac (the "Amendment"), in April 2000 we issued 9,320,359 shares of Common Stock to United Microelectronics Corporation in a private placement exempt From registration under Section 4(2) of the Securities Act.

                                 PIXTECH,  INC.
                        (A DEVELOPMENT STAGE COMPANY)


         ITEM 4  Submission  of  Matters  to  a  Vote  of  Security  Holders:

                 At the Annual Meeting of Stockholders held on April 18, 2000, our stockholders voted:

                                                    TOTAL VOTE  TOTAL VOTE  TOTAL VOTE   TOTAL VOTE
                                                      "FOR"     "WITHHELD"  "AGAINST"   "ABSTAINING"
                 1. To elect a Director; Nominee:
                 John A. Hawkins . . . . . . . . .  35,996,498      56,805          --             --

                 2. To amend the Company's
                 Amended and Restated 1993
                 Stock Option Plan to increase the
                 number of shares available under
                 such Plan from 5,156,372 shares
                 to 11,156,372 shares. . . . . . .  28,589,254          --     255,413         23,750

         ITEM 6  Exhibits  and  reports  on  Form  8-K:

                 (a)  Exhibits  :
                 10.1 Amendment, dated February 29, 2000, to Common Stock Purchase Agreement by and between PixTech, Inc. and Unipac Optoelectronics Corporation dated as of October 6, 1999. Filed as Exhibit 2.1 to the PixTech, Inc. Current Report on
                 Form 8-K filed on May 8, 2000 and incorporated herein by reference.


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

                                 PIXTECH,  INC.
                        (A DEVELOPMENT STAGE COMPANY)


PIXTECH,  INC.

June  30,  2000


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PIXTECH, INC.


Date: August 10, 200                        BY: /s/ Marie Boem
                                            ---------------------------
                                            Marie Boem,
                                            Principal Financial Officer

                                 PIXTECH,  INC.
                        (A DEVELOPMENT STAGE COMPANY)


PIXTECH,  INC.

June  30,  2000


EXHIBIT  INDEX


                 Exhibit No.
                 10.1 Amendment, dated February 29, 2000, to Common Stock Purchase Agreement by and between PixTech, Inc. and Unipac Optoelectro

                 27       Financial Data Schedule