Form 10-Q
period 2000-09-30
PIXTECH INC /DE/
filed 2000-11-13
CIK 946144

FORM 10-Q
                                    ---------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
               For the quarterly period ending September 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     For the transition period from ______ to ______ Commission file number 0-26380
                     _______________________________________________


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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes X   No
                                             -      -

The number of shares outstanding of each of the issuer's classes of Common Stock as of

            Class                               Outstanding at November 10, 2000
            -----                               --------------------------------
 Common Stock, $.01 par value                            55,249,857


--------------------------------------------------------------------------------

                                        PIXTECH, INC.
                                (A DEVELOPMENT STAGE COMPANY)

                                       PIXTECH, INC.
                                       -------------

                                    TABLE OF CONTENTS
                                    -----------------

                                                                                 PAGE NO.
                                                                                 --------
PART I  FINANCIAL INFORMATION

        ITEM 1   Financial Statements

                 Condensed Consolidated Balance Sheets as of September 30, 2000
                 and December 31, 1999. . . . . . . . . . . . . . . . . . . . . . .   3

                 Condensed Consolidated Statements of Comprehensive Operations
                 for the Three-Month Ending September 30, 2000 and 1999, for the
                 Nine-Month Ending September 30, 2000 and 1999, and the period
                 from June 18, 1992 (date of inception) through September 30, 2000.   4
                 Condensed Consolidated Statements of Cash Flows for the Nine-
                 Month ending September 30, 2000 and 1999, and the period from
                 June 18, 1992 (date of inception) through September 30, 2000. . .    5

                 Condensed Consolidated Statements of Stockholders' Equity. . . . .   6

                 Notes to Condensed Consolidated Financial Statements. . . . . .    7 - 10

                 Management's Discussion and Analysis of Financial Condition and
        ITEM 2   Results of Operations. . . . . . . . . . . . . . . . . . . . .    11 - 14

        ITEM 3   Quantitative and Qualitative Disclosures Regarding Market Risk. .    14

PART II OTHER INFORMATION

        ITEM 2   Changes in Securities. . . . . . . . . . . . . . . . . . . . . . .   15

        ITEM 6   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .    16

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17
Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18


                                        2
--------------------------------------------------------------------------------

                                        PIXTECH, INC.
                                (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                         SEPTEMBER    DECEMBER
                                                                            30,         31,
                                                                           2000         1999
                                                                        -----------  -----------
                                                                        (UNAUDITED)
                              ASSETS
Current assets :
    Cash and cash equivalents available. . . . . . . . . . . . . . . .  $   21,331   $   14,663
    Restricted cash - short term . . . . . . . . . . . . . . . . . . .         833        1,667
    Accounts receivable:
       Trade . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          71           57
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         283          709
    Inventories :
        Raw Materials  . . . . . . . . . . . . . . . . . . . . . . . .       1,079        1,109
        Finished Goods . . . . . . . . . . . . . . . . . . . . . . . .         105           --
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         681          651
                                                                        -----------  -----------
            Total current assets . . . . . . . . . . . . . . . . . . .      24,383       18,856
Restricted cash - long term  . . . . . . . . . . . . . . . . . . . . .         625        5,833
Property, plant and equipment, net . . . . . . . . . . . . . . . . . .      19,933       24,933
Goodwill, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          24           78
Deferred tax assets  . . . . . . . . . . . . . . . . . . . . . . . . .          --        1,255
Other assets - long term . . . . . . . . . . . . . . . . . . . . . . .          46          214
                                                                        -----------  -----------
            Total assets . . . . . . . . . . . . . . . . . . . . . . .  $   45,011   $   51,169
                                                                        ===========  ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities :
    Current portion of long term debt . . . . . . . . . . . . . . . . . $    1,290   $    8,128
    Current portion of capital lease obligations. . . . . . . . . . . .        246        2,455
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .      6,961        7,548
    Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . .      2,286        2,135
                                                                        -----------  -----------
            Total current liabilities                                       10,783       20,266
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .         546          248
Long term debt, less current portion . . . . . . . . . . . . . . . . .       2,790        3,075
Capital lease obligation, less current portion . . . . . . . . . . . .       5,669        7,644
Other long term liabilities, less current portion. . . . . . . . . . .          35           52
                                                                        -----------  -----------
            Total liabilities. . . . . . . . . . . . . . . . . . . . .      19,823       31,285
                                                                        ===========  ===========
STOCKHOLDERS' EQUITY
    Convertible preferred stock Series E, $0.01 par value, authorized shares-1,000,000 ; issued and outstanding shares-22,095 and 297,269
respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1            3
    Common Stock, $0.01 par value, authorized shares-100,000,000 and 60,000,000 respectively; issued and outstanding shares-55,249,857
and 37,351,283 respectively  . . . . . . . . . . . . . . . . . . . . .         552          373
    Additional paid-in capital  .. . . . . . . . . . . . . . . . . . .     131,511      105,081
    Cumulative other comprehensive income  . . . . . . . . . . . . . .      (4,112)      (2,988)
    Deficit accumulated during development stage  .. . . . . . . . . .    (102,764)     (82,585)
                                                                        -----------  -----------
        Total stockholders' equity  .. . . . . . . . . . . . . . . . .      25,188       19,884
                                                                        -----------  -----------
        Total liabilities and stockholders' equity  .. . . . . . . . .  $   45,011   $   51,169
                                                                        ===========  ===========

                                  See accompanying notes.


                                        3
--------------------------------------------------------------------------------

                                        PIXTECH, INC.
                                (A DEVELOPMENT STAGE COMPANY)

      CONDENSED  CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  OPERATIONS
              (IN  THOUSANDS,  EXCEPT  PER  SHARE  AMOUNTS)
                                   (UNAUDITED)

                                     ---------------------  -------------------  Period from
                                     ---------------------  ------------------- June 18, 1992
                                          Three Months        Nine Months        (date of
                                     --------------------  --------------------  inception)
                                     Ending September 30,  Ending September 30,   through
                                     --------------------  -------------------- September 30,
                                         2000      1999      2000       1999        2000
                                       --------  --------  ---------  ---------  ----------
Revenues
   Cooperation and license revenues    $    --   $    --   $     --   $     --   $  26,449
   Product sales . . . . . . . . . .        --        71        217        410       3,527
   Other revenues. . . . . . . . . .       854       877      4,767      3,191      15,581
                                       --------  --------  ---------  ---------  ----------
      Total revenues . . . . . . . .       854       948      4,984      3,601      45,557
                                       --------  --------  ---------  ---------  ----------
Cost of revenues
   License fees and royalties. . . .       (73)      (82)      (255)      (254)     (2,132)
                                       --------  --------  ---------  ---------  ----------
Gross margin . . . . . . . . . . . .       781       866      4,729      3,347      43,425
                                       --------  --------  ---------  ---------  ----------
Operating expenses
   Research and development:
   Acquisition of intellectual property
   rights. . . . . . . . . . . . . . .      --        --        (57)        --      (5,022)
   Other . . . . . . . . . . . . . . .  (7,013)   (7,210)   (22,727)   (19,413)   (122,436)
                                       --------  --------  ---------  ---------  ----------
                                        (7,013)   (7,210)   (22,784)   (19,413)   (127,458)
   Marketing and sales . . . . . . . .    (269)     (338)      (840)    (1,018)     (8,726)
   Administrative and general
   expenses. . . . . . . . . . . . . .    (645)     (787)    (2,142)    (2,289)    (17,941)
                                       --------  --------  ---------  ---------  ----------
                                        (7,928)   (8,335)   (25,767)   (22,720)   (154,126)
                                       --------  --------  ---------  ---------  ----------
Loss from operations . . . . . . . . .  (7,147)   (7,469)   (21,038)   (19,373)   (110,701)
Other income / (expense)
   Interest income . . . . . . . . . .     389       203      1,001        674       4,649
   Interest expense. . . . . . . . . .    (101)     (447)      (544)    (1,282)     (4,955)
   Foreign exchange (losses) / gains .      (5)      112        327     (1,025)        277
   Other revenues / (expenses) . . . .      57        --         74         --          74
                                       --------  --------  ---------  ---------  ----------
                                           340      (132)       858     (1,633)         45
Loss before income tax benefit . . . .  (6,807)   (7,601)   (20,180)   (21,006)   (110,656)
Income tax benefit . . . . . . . . . .      --        --         --         --       7,893
                                       --------  --------  ---------  ---------  ----------
Net loss . . . . . . . . . . . . . . . $(6,807)  $(7,601)  $(20,180)  $(21,006)  $(102,763)
                                       ========  ========  =========  =========  ==========
   Dividends accrued to holders of
                                       --------  --------  ---------  ---------  ----------
   Preferred Stock . . . . . . . . . .      (9)      (78)      (106)      (377)       (631)
                                       --------  --------  ---------  ---------  ----------
Net loss to holders of Common Stock. . $(6,816)  $(7,679)  $(20,286)  $(21,383)  $(103,394)
                                       ========  ========  =========  =========  ==========

   Net loss per share of Common
   Stock . . . . . . . . . . . . . . . $ (0.12)  $ (0.32)  $  (0.41)  $  (1.10)
                                       ========  ========  =========  =========

   Shares of Common Stock used in
   computing net loss per share. . . .  54,922    23,408     49,089     19,037

   Net loss  . . . . . . . . . . . . . $(6,807)  $(7,601)  $(20,180)  $(21,006)  $(102,763)
   Change in other comprehensive . . .    (308)     (129)    (1,123)      (916)     (4,112)
                                       --------  --------  ---------  ---------  ----------
   income  . . . . . . . . . . . . . .
   Comprehensive net loss. . . . . . . $(7,115)  $(7,730)  $(21,303)  $(21,922)  $(106,875)
                                       ========  ========  =========  =========  ==========

                                   See accompanying notes.


                                        4
--------------------------------------------------------------------------------

                                        PIXTECH, INC.
                                (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                           (UNAUDITED)

                                                                                     Period from
                                                                                     June 18, 1992
                                                                                       (date of
                                                                  NINE MONTHS ENDING   inception)
                                                                     SEPTEMBER 30,      through
                                                                                     September 30,
                                                                 --------------------  ----------
                                                                   2000       1999        2000
                                                                 ---------  ---------  ----------
Net loss                                                         $(20,180)  $(21,006)  $(102,763)

Total adjustments to net loss. . . . . . . . . . . . . . . . . .   10,287      9,300      42,915
                                                                 ---------  ---------  ----------
Net cash used in operating activities. . . . . . . . . . . . . .   (9,893)   (11,706)    (59,848)
                                                                 ---------  ---------  ----------

INVESTING ACTIVITIES
Additions to property, plant, and equipment. . . . . . . . . . .   (1,862)      (625)    (22,417)
Reclassification of restricted cash as cash available. . . . . .    6,041      1,299      (1,607)
Additions to intangible assets . . . . . . . . . . . . . . . . .       --         --        (130)
                                                                 ---------  ---------  ----------

Net cash provided by / (used in) investing activities  . . . . .    4,179        674     (24,154)

FINANCING ACTIVITIES
Stock issued . . . . . . . . . . . . . . . . . . . . . . . . . .   19,238      4,179     111,847
Proceeds from long-term borrowings . . . . . . . . . . . . . . .      248         --      18,549
Proceeds from sale leaseback transactions. . . . . . . . . . . .       --         --       2,731
Payments for equipment purchases financed by accounts payable. .       --         --      (3,706)
Repayments of long term borrowing and capital lease obligations    (4,803)    (1,481)    (18,646)
                                                                 ---------  ---------  ----------
Net cash provided by financing activities. . . . . . . . . . . .   14,683      2,698     110,775
                                                                 ---------  ---------  ----------

Effect of exchange rates on cash . . . . . . . . . . . . . . . .   (2,301)       563      (5,443)
                                                                 ---------  ---------  ----------

Net increase / (decrease) in cash and cash equivalents . . . . .    6,668     (7,771)     21,331
Cash and cash equivalents beginning of period  . . . . . . . . .   14,663     10,166          --
                                                                 ---------  ---------  ----------

Cash and cash equivalents end of period. . . . . . . . . . . . . $ 21,331   $  2,395   $  21,331
                                                                 =========  =========  ==========

                                       See accompanying notes.


                                        5
--------------------------------------------------------------------------------

                                        PIXTECH, INC.
                                (A DEVELOPMENT STAGE COMPANY)



                                   CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                          Series E               Common  Stock
                                                          --------             -----------------
                                                                                                                   Dividends
                                                                                                                  ------------
                                                                                                                   accrued to
                                                                                                                  ------------
                                                                                                     Additional    holders of
                                                                                                    ------------  ------------
                                                           Shares                Shares               Paid-in      Preferred
                                                          ---------            ----------           ------------  ------------
                                                           Issued     Amount     Issued    Amount     Capital        Stock
                                                          ---------  --------  ----------  -------  ------------  ------------
BALANCE AT DECEMBER 31, 1996                                                    8,141,146  $    81  $    34,085
  Common Stock issued in public offering, net of
issuance costs   -- $796 . . . . . . . . . . . . . . . .                        5,570,819       56       22,958
  Issuance of Common Stock under stock option plan                                 50,767        1           25
  Translation adjustment . . . . . . . . . . . . . . . .
  Net loss-Year ending Dec.  31, 1997 . . . . . . . . . .
BALANCE AT DECEMBER 31, 1997 . . . . . . . . . . . . . .                       13,762,732  $   138  $    57,067

  Common Stock issued in private placements,
net of issuance costs  -- $44 . . . . . . . . . . . . .                         1,236,222       12        4,493
  Issuance of Series E convertible preferred stock,
net of issuance costs -- $822. . . . . . . . . . . . . .   367,269         4                              7,449           (12)
  Issuance of Common Stock under stock option plan                                  1,375                     1
  Translation adjustment . . . . . . . . . . . . . . . .
  Net loss-Year ending Dec. 31, 1998 . . . . . . . . . .
BALANCE AT DECEMBER 31, 1998 . . . . . . . . . . . . . .   367,269   $     4   15,000,329      151       69,012           (12)

  Common Stock issued in private placements . . . . . .                           150,000        1          350
  Issuance costs and dividends accrued in relation
to Series E convertible preferred stock
issued in December 1998 . . . . . . . . . . . . . . . .                                                     (36)         (512)
  Conversion of Series E preferred stock . . . . . . . .   (70,000)       (1)   1,114,220       11          (10)
  Issuance of Common Stock in connection with the
acquisition of certain assets of Micron Display, net
of issuance costs -- $511 . . . . . . . . . . . . . . .                         7,133,562       71       14,134
  Issuance of warrants . . . . . . . . . . . . . . . .                                                      297
  Issuance of Common Stock following conversion
 of Sumitomo convertible loan . . . . . . . . . . . . .                           750,000        7        1,081
  Issuance of Common Stock under stock option plan . .                            137,217        1           72
  Issuance of Common Stock in connection with Equity
Line   Kings-bridge,  net of issuance costs -- $176 . .                           624,809        6          818
  Issuance of Common Stock in connection with private
placement,  net of issuance costs -- $36 . . . . . . . .                       12,427,146      124       19,839
  Issuance of Common Stock in connection with Coloray .                           14,000        1           50
  Translation adjustment . . . . . . . . . . . . . . . .
  Net loss-Year ending Dec. 31, 1999 . . . . . . . . . .
BALANCE AT DECEMBER 31, 1999 . . . . . . . . . . . . . .   297,269   $     3   37,351,283  $   373  $   105,606   $      (525)

  Dividends accrued in relation to Series E convertible
preferred stock issued in December 1998 (unaudited) . .                                                                   (91)
  Conversion of Series E preferred stock (unaudited) . .  (275,174)       (3)   4,195,254       42          (38)          552
  Issuance of Common Stock following conversion of
Sumitomo convertible loan (unaudited). . . . . . . . . .                        2,126,246       21        3,890
  Issuance of Common Stock following conversion of
Sumitomo straight loan (unaudited)  . . . . . . . . . .                           385,549        4        2,496
Issuance of Common Stock in connection with
Kingsbridge Equity Line,  net of issuance  Costs
-- $179 (unaudited))  . . . . . . . . . . . . . . . .                           1,572,261       16        4,305
  Issuance of Common Stock in connection with
Coloray (unaudited)  . . . . . . . . . . . . . . . .                               16,000        0           57
  Issuance of Common Stock in connection with
private placement,  net of issuance costs -- $50
(unaudited) . . . . . . . . . . . . . . . . . . . .                             9,320,359       93       14,894
  Issuance of Common Stock under stock option
plan (unaudited) . . . . . . . . . . . . . . . . . .                              282,905        3          365
  Translation adjustment (unaudited) . . . . . . . . .
Net loss-Nine Months ending September 30, 2000
(unaudited) . . . . . . . . . . . . . . . . . . . . . .
BALANCE AT SEPTEMBER  30, 2000 (UNAUDITED) . . . . . . .    22,095   $     1   55,249,857  $   552  $   131,575   $       (64)
--------------------------------------------------------  =========  ========  ==========  =======  ============  ============


                                                                        Deficit
                                                                        -------
                                                            Other       accumu-
                                                          ---------     -------
                                                           Compre-    lated during
                                                          ---------   ------------
                                                           Hensive      develop
                                                          ---------     -------
                                                           Income      ment  stage     Total
                                                          ---------  --------------  ---------
BALANCE AT DECEMBER 31, 1996 . . . . . . . . . . . . . .  $   (438)  $     (21,629)  $ 12,099
  Common Stock issued in public offering, net of
issuance costs   -- $796 . . . . . . . . . . . . . . . .                               23,014
  Issuance of Common Stock under stock option plan . . .                                   25
  Translation adjustment . . . . . . . . . . . . . . . .    (1,694)                    (1,694)
  Net loss-Year ending Dec.  31, 1997 . . . . . . . . .                    (14,664)   (14,664)
BALANCE AT DECEMBER 31, 1997 . . . . . . . . . . . . . .    (2,132)        (36,293)    18,780

  Common Stock issued in private placements,
net of issuance costs  -- $44 . . . . . . . . . . . . .                                 4,506
  Issuance of Series E convertible preferred stock,
net of issuance costs -- $822  . . . . . . . . . . . . .                                7,440
  Issuance of Common Stock under stock option plan . . .                                    1
  Translation adjustment . . . . . . . . . . . . . . . .       392                        392
  Net loss-Year ending Dec. 31, 1998 . . . . . . . . . .                   (17,863)   (17,863)
BALANCE AT DECEMBER 31, 1998 . . . . . . . . . . . . . .    (1,740)        (54,156)    13,257

  Common Stock issued in private placements . . . . . . .                                 352
  Issuance costs and dividends accrued in relation
to Series E convertible preferred stock
issued in December 1998 . . . . . . . . . . . . . . . . .                                (548)
  Conversion of Series E preferred stock
  Issuance of Common Stock in connection with the
 acquisition of certain assets of Micron Display, net
of issuance costs -- $511 . . . . . . . . . . . . . . . .                              14,205
  Issuance of warrants . . . . . . . . . . . . . . . . .                                  297
  Issuance of Common Stock following conversion
 of Sumitomo convertible loan . . . . . . . . . . . . .                                 1,088
  Issuance of Common Stock under stock option plan . . .                                   73
  Issuance of Common Stock in connection with Equity
Line   Kings-bridge,  net of issuance costs -- $176 . .                                   824
  Issuance of Common Stock in connection with private
placement,  net of issuance costs -- $36 . . . . . . .                                 19,963
  Issuance of Common Stock in connection with Coloray .                                    51
  Translation adjustment . . . . . . . . . . . . . . . .    (1,249)                    (1,249)
  Net loss-Year ending Dec. 31, 1999 . . . . . . . . . .                   (28,428)   (28,428)
BALANCE AT DECEMBER 31, 1999 . . . . . . . . . . . . . .  $ (2,989)  $     (82,584)  $ 19,884

  Dividends accrued in relation to Series E convertible
preferred stock issued in December 1998 (unaudited) . .                                   (91)
  Conversion of Series E preferred stock (unaudited). .                                   553
  Issuance of Common Stock following conversion of
Sumitomo convertible loan (unaudited) . . . . . . . . .                                 3,911
  Issuance of Common Stock following conversion of
Sumitomo straight loan (unaudited) . . . . . . . . . .                                  2,500
Issuance of Common Stock in connection with
Kingsbridge Equity Line,  net of issuance  Costs
-- $179 (unaudited)) . . . . . . . . . . . . . . . . .                                  4,321
  Issuance of Common Stock in connection with
Coloray (unaudited) . . . . . . . . . . . . . . . . . .                                    57
  Issuance of Common Stock in connection with
private placement,  net of issuance costs -- $50
(unaudited) . . . . . . . . . . . . . . . . . . . . . .                                14,987
  Issuance of Common Stock under stock option
plan (unaudited) . . . . . . . . . . . . . . . . . . . .                                  368
  Translation adjustment (unaudited) . . . . . . . . . .    (1,123)                    (1,123)
Net loss-Nine Months ending September 30, 2000
( unaudited)                                                               (20,180)   (20,180)
BALANCE AT SEPTEMBER  30, 2000 (UNAUDITED) . . . . . . .  $ (4,112)  $    (102,764)  $ 25,188
--------------------------------------------------------  =========  ==============  =========

                             See accompanying notes


                                        6
--------------------------------------------------------------------------------

                              PIXTECH, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (ALL AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

NOTE  A  -  BASIS  OF  PRESENTATION

The financial information as of September 30, 2000, and for the three-month and nine-month periods ending September 30, 2000 and 1999 is unaudited but includes all adjustments, which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the presented periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results of the three-month and nine-month periods ending September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ending December 31, 1999 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2000.


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

In March 2000, pursuant to an agreement dated December 17, 1999 signed with Unipac, the guaranty was reduced by $5,000 in consideration of a payment in cash of the same amount to Unipac. Pursuant to the terms of this agreement, this $5,000 payment will be considered as a prepayment against our future payments to Unipac concerning the equipment leased by Unipac to us. Consequently, the amount of the security interest to the banks was reduced to $1,458 at September 30, 2000 (see Note D - Capital Leases).


NOTE  C  -  PROPERTY,  PLANT  AND  EQUIPMENT

Pursuant to the Foundry Agreement, volume FED production equipment was installed at Unipac's facility. That equipment was purchased and funded by Unipac, and a portion of it is leased to us. This portion amounted to $9,991 at September 30, 2000. According to Financial Accounting Standard 13, "Accounting for Leases", this equipment was recorded as assets under the caption "Property, Plant and Equipment" in the net amount of $6,418 at September 30, 2000. Depreciation of $1,314 was recorded during the nine-month period ending September 30, 2000. As of September 30, 2000, the related capital lease obligation amounted to $5,431, all recorded as long term portion.

NOTE  D  -  CAPITAL  LEASES

We are party to certain sale-leaseback transactions for equipment used in our pilot production plant in Montpellier and, pursuant to the Foundry Agreement, a portion of volume field emission displays production equipment installed at Unipac's facility is leased to us. According to Financial Accounting Standard 13, "Accounting for Leases", a capital lease obligation was recorded in 1998. During the nine-month period ending September 30, 2000, the related capital lease obligation was reduced by $5,000 following the prepayment of the same amount made in cash to Unipac and amounted to $5,431 at September 30, 2000 (See Note B-Restricted Cash and Note C-Property, Plant and Equipment).


                                        7
--------------------------------------------------------------------------------

                              PIXTECH, INC.
                       (A DEVELOPMENT STAGE COMPANY)

Future minimum payments under capital lease obligations at September 30, 2000 are as follow:

   YEARS ENDING DECEMBER 31,
   2000 . . . . . . . . . . . . . . . . . . . . . . . . . $   151
   2001 . . . . . . . . . . . . . . . . . . . . . . . . .     544
   2002 . . . . . . . . . . . . . . . . . . . . . . . . .     308
   2003 . . . . . . . . . . . . . . . . . . . . . . . . .   3,320
   2004 . . . . . . . . . . . . . . . . . . . . . . . . .   2,273
                                                           -------
   Total minimum payments . . . . . . . . . . . . . . . .   6,596
   Less amount representing interest. . . . . . . . . . .    (681)
                                                           -------
   Present value of minimum capitalized lease payments  .  $5,915
                                                           -------

NOTE  E  -  LONG  TERM  DEBT

     During the nine-month period ending September 30, 2000, long term debt was reduced by $7,123. The reduction was mainly due to the conversion of long term debt into shares of our Common Stock. The shares were converted from a convertible note and another note issued to Sumitomo Corporation in 1997. The principal amounts due under these notes on December 31, 1999 were $3,912 and $2,500, respectively (See Note F-Stockholders' equity).

Long-term debt consists of certain loans payable under which future minimum payments, at September 30, 2000, are as follows:

   YEARS ENDING DECEMBER 31,
   2000 . . . . . . . . . . . . . . . . . . . .    $291
   2001 . . . . . . . . . . . . . . . . . . . .     999
   2002 . . . . . . . . . . . . . . . . . . . .   1,060
   2003 . . . . . . . . . . . . . . . . . . . .     174
   2004 . . . . . . . . . . . . . . . . . . . .     254
   2005 . . . . . . . . . . . . . . . . . . . .   1,302
                                                 ------
   Total minimum payments . . . . . . . . . . .  $4,080
                                                 ======

NOTE  F  -  STOCKHOLDERS'  EQUITY

Common  Stock:

In January and February 2000, we issued an aggregate of 2,126,246 shares of our Common Stock to Sumitomo Corporation upon the conversion in full of $3,912 then outstanding under a $5,000 convertible note issued in 1997. This note, with a principal due of $3,912 at December 31, 1999, was convertible at Sumitomo Corporation's option into shares of our Common Stock at a conversion price equal to 80% of the market price of the Common Stock at the conversion date.

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


                                        8
--------------------------------------------------------------------------------

                              PIXTECH, INC.
                       (A DEVELOPMENT STAGE COMPANY)

In August 9, 1999, we secured a $15,000 equity-based line of credit with Kingsbridge Capital Ltd. Under the terms of the equity line, we can draw up to $15,000 cash in exchange for our Common Stock, in increments over a two-years period. The decision to draw on any of the funds and the timing and account of any such draw are at our sole discretion, subject to certain conditions. Such conditions include limitations depending on the volume and the market price of our Common Stock. During the nine-month ending September 30, 2000, we issued 1,572,261 shares of Common Stock, in exchange for $4,321 ($4,500, less issuance costs of $179). Through September 30, 2000, out of the maximum amount of $15,000, we have drawn a total amount of $5,500.

In April 2000, pursuant to an amendment signed in February 2000 to the Common Stock Purchase Agreement dated October 6, 1999 with Unipac, we received $15,000 upon the completion of an equity private placement to United Microelectronics Corporation, approved by the stockholders during a special meeting held on January 18, 2000. In consideration for this investment, United Microelectronics Corporation received 9,320,359 shares at a purchase price of $1.6094 per share of Common Stock.


Convertible  Preferred  Stock:

In the nine-month period ending September 30, 2000, we issued an aggregate of 4,195,254 shares of Common Stock upon the conversion of an aggregate of 275,174 shares of Series E Preferred Stock at an average conversion price of $1.60938. In September 30, 2000, there were 22,095 shares of Series E Preferred Stock outstanding. These shares of Series E Preferred Stock were convertible into shares of Common Stock using a conversion price equal to the lesser of approximately $1.60938 per share of Common Stock or the average closing price of our Common Stock over the ten trading days immediately preceding the notice of conversion.

The holders of Series E Preferred Stock are entitled to cumulative dividends. In September 30, 2000 a dividend of $64 was accrued and recorded against stockholders' equity.

In addition, we are required to reserve, out of the authorized but unissued shares, 150% of the number of shares of Common Stock that the Series E Stock are convertible into. As of September 30, 2000, the Series E Stock would have been convertible into 349,366 shares of Common Stock, thus requiring us to reserve 524,049 shares of the remaining authorized but unissued shares.


NOTE  G  -  LITIGATION

We have received correspondence from Futaba Corporation and its legal counsel in January 1998 alleging the following; (i) PixTech is infringing one or more patents owned by Futaba relating to the construction and manufacture of its displays that are not expressly included under the license agreement between Futaba and PixTech, (ii) PixTech's use of terms such as "alliance" and "partners" in describing the nature of its contractual relationships with Motorola, Raytheon and Futaba in reports filed with the SEC is misleading and
(iii) certain provisions in the Foundry Agreement with Unipac constitute an impermissible sublicense of Futaba technology. Futaba has also claimed that we improperly supplied certain Futaba proprietary information to Unipac, and that Unipac has in turn disclosed such information to a third party vendor. We have accepted an offer of settlement from Futaba, reflected in correspondence dated December 15, 1999 and December 30, 1999, pursuant to which Futaba has waived these claims against us. We are currently preparing a definitive written settlement agreement with Futaba.


NOTE  H-  FINANCIAL  POSITION

During the nine-month period ending September 30, 2000, we have continued to experience losses and have used cash in operating activities of $9,893. As of September 30, 2000, we had a net working deficit of $8,564 and a deficit accumulated during development stage of $102,763. During the nine-month period ending September 30, 2000, we reduced both (i) our long term debt by $6,775, with the conversion of the Sumitomo Corporation notes issued in 1997 into shares of our Common Stock, and (ii) our capital lease obligation mainly in connection with the prepayment of $5,000 made to Unipac out of our restricted cash. We also received $4,321 from the Kingsbridge equity line.


                                        9
--------------------------------------------------------------------------------

                              PIXTECH, INC.
                       (A DEVELOPMENT STAGE COMPANY)

NOTE  I-SIGNIFICANT  CONTRACT

On April 3, 2000, we announced that we have been awarded a development contract by DARPA (Defense Advanced Research Projects Agency). Under the terms of the contract, PixTech will receive approximately $6.3 million for the development and demonstration of a full color, full video rate, 12.1-inch Field Emission Display. After delivery the displays will undergo testing and evaluation for use in U.S. military vehicles.
This funding is in addition to and a continuation of the existing DARPA contract, which was transferred from Micron Technology, Inc. to PixTech in August of 1999 awarded for $4.7 million.


                                       10
--------------------------------------------------------------------------------

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


RESULTS  OF  OPERATIONS

     Product  Sales
     We recognized product sales of $217,000 in the nine-month period ending September 30, 2000, as compared to $410,000 in the nine-month period ending
September 30, 1999. During the third quarter of 2000, we had no revenues as compared to $71,000 during the same period last year. In the nine-month periods ending September 30, 1999 and 2000, product revenues primarily consisted of shipments of displays sold at volume prices to Zoll Medical. Since the last quarter of 1998, we have begun shipping our field emission displays manufactured by our contract manufacturer, Unipac, to our customers in limited quantities. During the three-month period ending September 30, 2000 75% of units shipped to our customers have been manufactured in Taiwan, as compared to 7% during the three-month period ending September 30, 1999. At September 30, 2000, 435 displays were ready for sale and included in finished goods inventory on the balance sheet.

     Other  Revenues
     Other revenues consist of funding under various public development contracts and other miscellaneous revenues. We recognized other revenues of $854,000 and $4,767,000 for the three and nine-month periods ending September 30, 2000, respectively, as compared to $877,000 and $3,191,000 in the same periods of 1999. Of these revenues, in the nine-month period ending September 30, 2000, $4,713,000 was related to a development contract awarded to us by DARPA (Defense Advanced Research Projects Agency) in August 1999. Under the terms of this DARPA contract, we recognized and received a total amount of $4.7 million, which represented the entire amount of this DARPA contract. In April 2000, we began development efforts on a 12.1 inch color field emission display under the same DARPA contract of which we have received $2,664,000 in September 30, 2000. We announced the successful delivery of the 12.1 inch full color field emission displays to U.S. Army on August 14, 2000. The remaining DARPA funding as of September 30, 2000 that we are entitled to receive is approximately $3.6 million, payable.

     Other  Research  and  Development  Expenses
     We have spent $7.0 million and $22.7 million for research and development during the three and the nine-month periods ending September 30, 2000 respectively as compared to $7.2 million and $19.4 million in the same periods of 1999. The decrease for the three-month period is related to a credit note issued by Unipac to cover the interruptions in the production flow during the first quarter 2000, and the favorable impact of the exchange rate between U.S. dollar and Euro (approximately $133,000). However, the increase for the nine-month period ending September 30, 2000 includes salaries and associated expenses for in-house research and development activities conducted both in our pilot plant and our research and development facility in Boise, Idaho. Research and development expenses include also the cost of staffing and operating our pilot manufacturing facility and the cost of supporting the transfer and adaptation of our field emission displays technology to Unipac. Obligations to Commissariat l'Energie Atomique under the LETI Research Agreement dated September 17, 1992 are also part of these expenses as well as miscellaneous consulting contracts fees.


                                       11
--------------------------------------------------------------------------------

                              PIXTECH, INC.
                       (A DEVELOPMENT STAGE COMPANY)

     Sales  and  Marketing  Expenses
     Sales and marketing expenses decreased 21% from $338,000 in the three-month period ending September 30, 1999 to $269,000 in the three-month period ending
September 30, 2000. We spent $840,000 for sales and marketing during the nine-month period ending September 30, 2000, compared to $1,018,000 during the same period last year. This variation in sales and marketing expenses reflects a change in the reallocation of expenses to sales and marketing from other departments. However, we believe sales and marketing expenses may increase in the future, reflecting the expansion of our sales and marketing organization both in the United States and in Europe.

     General  and  Administrative  Expenses
     We spent $645,000 and $2,100,000 in general and administrative during the three and nine-month periods ending September 30, 2000, respectively, compared to $787,000 and $2.200,000 during the same periods in 1999. This decrease was attributable to a reduction in legal fees, consulting fees and other miscellaneous expenses from the previous year.

     Interest  Income  (Expense),  Net
     Interest income is comprised of interest on available and restricted cash. Interest expense is comprised of interest payable on long-term obligations. Net interest income was $288,000 in the three-month period ending September 30, 2000 and $457,000 in the nine-month period ending September 30, 2000, compared to a net interest expense of $244,000 and $608,000 in the same periods of 1999, reflecting the decrease in long-term liabilities, the increase in cash available and improved cash management for short term investments on the money market.

     Currency  Fluctuations
     Although a significant portion of our revenues are denominated in U.S. dollars, a substantial portion of our operating expenses are denominated in Euros. Gains and losses on the conversion to U.S. dollars of assets and liabilities denominated in Euros may contribute to fluctuations in our results of operations, which are reported in U.S. dollars. Most of our capital lease obligations are expressed in Taiwanese dollars. In the past, fluctuations of the parity of the Taiwanese dollar versus the Euro caused significant foreign exchange gains or losses and may continue to do so in the future. We recorded a net foreign exchange loss of $5,000 in the third quarter of 2000 and a gain of $327,000 in the nine-month period ending September 30, 2000, compared to a net foreign exchange gain of $112,000 and a loss of $1,025,000 during the same periods last year. We cannot predict the effect of exchange rate fluctuations on future operating results. To date, we have not undertaken hedging transactions to cover our currency exposure, but we may do so in the future.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash used in operations was $9.8 million during the nine-month period ending September 30, 2000, compared to $11.7 million in the nine-month period ending September 30, 1999. This decrease is primarily a result of significant revenues received from DARPA (Defense Advanced Research Projects Agency), from French Public Agency and from French Authorities during this period.

We have used $59.8 million in cash to fund our operations since inception through September 30, 2000 and have incurred $24.1 million in capital expenditures and investments.

Capital expenditures were $1,862,000 during the nine-month period ending September 30, 2000, compared to $625,000 during the same period in 1999. These capital expenditures exclude assets acquired under capital lease obligations. During the nine-month period ending September 30, 2000, capital expenditures have remained focused on capacity expansion in the Boise, Idaho manufacturing facility. Implementing volume production at Unipac's manufacturing plant required significant capital expenditure. Pursuant to the Foundry Agreement, Unipac funded $14.7 million in capital expenditures for equipment. A portion of that equipment is leased to us and the gross amount of this equipment is $10 million as of September 30, 2000. We expect that additional capital expenditures will be required by the end of 2000 and in 2001, and that we will increase capacity at Unipac and complete implementation of manufacturing processes, for both monochrome and color products.


                                       12
--------------------------------------------------------------------------------

                              PIXTECH, INC.
                       (A DEVELOPMENT STAGE COMPANY)

During the nine-month period ending September 30, 2000, restricted cash was reclassified as cash available in the amount of $6.0 million. Restricted cash was related to the security interest corresponding to the guaranty granted to Unipac in connection with the purchase and funding by Unipac of volume field emission displays production equipment. In March 2000, pursuant to an agreement dated December 17, 1999 signed with Unipac, the guaranty was reduced by $5.0 million in consideration of a payment in cash of the same amount to Unipac. Pursuant to the terms of this agreement, this $5.0 million payment will be considered as a prepayment against our future payments to Unipac concerning the equipment leased by Unipac to us. Consequently, the amount of the security interest to the banks was reduced by the same amount and amounted to $1,458,000 in September 30, 2000.

Cash generated by financing activities were $14.6 million in the nine-month period ending September 30, 2000, compared to $2.6 million generated in the nine-month period ending September 30, 1999. This net cash in the nine-month period ending September 30, 2000 consisted of sales of shares of Common Stock, resulting in net proceeds of $19.2 million, while repayment of long term liabilities amounted to $4.8 million, including the $5.0 million prepayment made to Unipac. Cash generated from financing activities in the nine-month period ending September 30, 2000 excluded non-cash transactions related to (i) the conversion into shares of our Common Stock of the convertible loan with Sumitomo Corporation in the amount of $3.9 million and (ii) the conversion into shares of our Common Stock of the loan with Sumitomo Corporation in the amount of $2.5 million, both resulting in a decrease of our long term liabilities. Cash generated from financing activities included (i) the sales of shares of Common Stock under the Kingsbridge equity line, resulting in net proceeds of $4.3 million, (ii) the sale of shares of Common Stock to Unipac, in April 2000, resulting in net proceeds of $15.0 million and (iii) the exercise of options under the 1993 stock option plan, resulting in net proceeds of $368,000, but excluded non-cash transactions related to the conversion of 275,174 Series E Convertible Preferred Stock in March and April 2000.

Since our inception, we have funded our operations and capital expenditure primarily from the proceeds of equity financing aggregating $111.8 million and from proceeds million from borrowings and sale-leaseback transaction aggregating $21.2.

In 1997 and January 1999, we entered into two research and development agreements with French authorities. Under these agreements, we expect to benefit from zero-interest loans totaling approximately $3.0 million, of which we received $482,000 in April, 2000 and $2.0 million in 1999.

In November 1998, we entered into a research and development agreement with French authorities. Under this agreement, we expect to receive a total grant of approximately $679,000, of which we received $196,000 in 1999 and $367,000 in the nine-month period ending September 30, 2000. The $196,000 and $367,000 collected in 1999 and in the nine-month period ending September 30, 2000, respectively, were not recognized as income as all conditions stipulated in the agreement were not met.

     On August 5, 1999, we were awarded a development contract by DARPA. Under the terms of the contract, we received approximately $4.7 million to develop a color field emission display of which $3.9 million were received during 2000 and recognized as income. On April 3, 2000, a new contract, as a continuation of the existing contract, was signed with DARPA for $6.3 million for the development and demonstration of a full color, full video rate, 12.1 inch field emission display for which to date, we received $2.6 million.

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

In August 9, 1999, we secured a $15.0 million equity-based line of credit with Kingsbridge Capital Ltd. Under the terms of the equity line, we can draw up to $15.0 million cash in exchange for our Common Stock, in increments over a two-year period. The decision to draw on any of the funds and the timing and account of any such draw are at our sole discretion, subject to certain conditions. Such conditions include limitations depending on the volume and the market price of our Common Stock. During the nine-month period ending September 30, 2000, we issued 1,572,261 shares of Common Stock, resulting in $4,321,000 of net proceeds to us ($4.5 million less issuance costs of $179,000). Through September 30, 2000, out of the maximum amount of $15.0 million, we have drawn a total amount of $5.5 million.


                                       13
--------------------------------------------------------------------------------

                              PIXTECH, INC.
                       (A DEVELOPMENT STAGE COMPANY)

In January 25, 2000, we signed an agreement with Audi and other partners to jointly design, develop, test and deliver a 7-inches color field emission display for automotive applications. This agreement is part of the European Commission IST program. Under the terms of this agreement, the total funding is approximately $1.7 million, of which $600,000 are expected this year.

In April 2000, we completed a $15.0 million equity private placement with United Microelectronics Corporation. United Microelectronics Corporation received
9,320,359 million shares of Common Stock at a purchase price of $1.6094 per share, pursuant to an amendment, signed in February 2000, to the Common Stock Purchase Agreement dated October 6, 1999 with Unipac.

Cash available as of September 30, 2000 was $21.3 million, compared to $14.7 million as of December 31, 1999. We expect that cash available on September 30, 2000, with the anticipated proceeds from the Kingsbridge equity-based line of credit, and cash from various grants and loans described above and from R&D tax credits, will be sufficient to meet our cash requirements, including repayment of the current portion of our long-term obligations in the amount of $10.7 million on September 30, 2000, for the next twelve months.

We will require substantial funds to conduct research, development and testing, to develop and expand commercial-scale manufacturing systems and to market any resulting products. Changes in technology or a growth of sales beyond currently anticipated levels will also require further investment. Our capital requirements will depend on many factors, including the rate at which we can develop our products, the market acceptance of such products, the levels of promotion and advertising required to launch such products and attain a competitive position in the marketplace and the response of competitors to our products. We cannot make assurance that funds for these purposes, whether from equity or debt financing, or other sources, will be available when needed or on terms acceptable to us.


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


                                       14
--------------------------------------------------------------------------------

                              PIXTECH, INC.
                       (A DEVELOPMENT STAGE COMPANY)

PIXTECH, INC.

PART II  Other Information

         ITEM 2        Changes in Securities:

                            During the three-month period ending September 30,
                       2000 we issued 368,070 shares in connection with the $15 million Kingsbridge equity line of credit secured in August 1999, as private placement exempt from registration under Section 4(2) of the Securities Act. These 368,070 shares of Common Stock resulted in proceeds to us of $953,000 ($1,000,000 less issuance costs of $47,000).


                                       15
--------------------------------------------------------------------------------

                              PIXTECH, INC.
                       (A DEVELOPMENT STAGE COMPANY)

     ITEM 6    Exhibits and reports on Form 8-K:

               (a)     Exhibits:
                       --------

                       27. Financial Data Schedule
                       ---------------------------

               (b)     Reports on Form 8-K:
                       -------------------

                       No reports on Form 8-K were filed during the third quarter of 2000.


                                       16
--------------------------------------------------------------------------------

                              PIXTECH, INC.
                       (A DEVELOPMENT STAGE COMPANY)

PIXTECH, INC.


September  30,  2000


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PIXTECH,  INC.


Date:  November 10, 2000
                                         BY:  /s/  Marie  Boem
                                            ------------------
                                         Marie  Boem,
                                         Principal  Financial  Officer


                                       17
--------------------------------------------------------------------------------

                              PIXTECH, INC.
                       (A DEVELOPMENT STAGE COMPANY)

PIXTECH,  INC.


September  30,  2000


EXHIBIT  INDEX


        Exhibit  No.

        27     Financial  Data  Schedule


                                       18
--------------------------------------------------------------------------------