Form 10-K
period 2000-12-31
PIXTECH INC /DE/
filed 2001-03-30
CIK 946144

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                         COMMISSION FILE NUMBER: 0-26380

                                  PIXTECH, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                04-3214691
      (STATE OR OTHER JURISDICTION OF                  (IRS EMPLOYER
       INCORPORATION OR ORGANIZATION)               IDENTIFICATION NUMBER)

                  AVENUE OLIVIER PERROY, 13790 ROUSSET, FRANCE
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

                            011-33- (0) 4-42-29-10-00

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                TITLE OF EACH CLASS           NAME OF EACH EXCHANGE
                                               ON WHICH REGISTERED
--------------------------------------------------------------------------------
                       None                           None


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

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 13, 2001 was: $32,768,665.

     There are 56,046,771 shares of the registrant's common stock outstanding as of March 13, 2001.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for the registrant's 2001 annual meeting of shareholders to be held on May 16, 2001, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year ended December 31, 2000, are incorporated by reference into Part III of this form 10-K.


                                                  PixTech 2000 Annual Report * 1

PART  I

ITEM  1.   BUSINESS

GENERAL

     PixTech, Inc. was incorporated in Delaware in November 1993 as the parent company of PixTech S.A., a French corporation formed in June 1992. Our principal executive offices are located at Avenue Olivier Perroy, 13790, Rousset, France and at 2700 Augustine Drive, Suite 255, Santa Clara, California 95054, USA. Our main telephone number in Rousset is 33-4-4229-1000 and our main telephone number in Santa Clara is (408) 986-8868.

     We are dedicated to commercializing our field emission displays, a type of flat panel displays. We expect that field emission displays will provide higher viewing quality, lower manufacturing costs and more efficient power consumption than current flat panel display technologies. In 1992, we exclusively licensed key patents from an electronics research institute, Laboratoire d'Electronique, de Technologie et d'Instrumentation, and since then, have focused on advancing field emission display technology towards high volume manufacturing and wide market acceptance.

     Since our inception, our strategy has been to collaborate with third parties in order to accelerate the development of field emission display technology and to optimize financial and human resources to achieve our objective. Initially, we applied this strategy to fundamental research and product development by licensing our technology to certain display manufacturers, including Futaba Corporation and Motorola, Inc. After completing the development and initial commercialization of our first product, we applied our collaboration strategy to our manufacturing efforts. We have established a manufacturing relationship with Unipac, a Taiwanese liquid crystal display manufacturer. Having this relationship has reduced investment costs for volume manufacturing of field emission displays. During 2000, we concentrated our efforts on establishing a volume manufacturing process at Unipac's Taiwanese facility.

     Our research and development team was instrumental in successfully transferring the technology from the pilot facility in Montpellier to the production facility in Taiwan by providing experienced individuals and the basic "know-how". Extensive collaboration between the two facilities was critical to enable the Unipac facility to produce fully qualified products. During 2000 the assembly activity was reduced to only research and the Montpellier organization refocused on cathode research and development. Since the fourth quarter of 1999, we have been shipping fully qualified products to our customers, 100% of which are manufactured in Taiwan. To date, no other company has been able to reach this level of commercialization of field emission technology.

     In 1999, we acquired the display division from Micron Technology Inc, in Boise, Idaho. This facility is dedicated to research and development of FED anodes, spacer technology and assembly. It is also the design center of our 12.1-inch color display development Defense Advanced Research Projects Agency, known as DARPA. In August 1999, Micron's development contract with DARPA was transferred to PixTech. We subsequently received additional funding from DARPA in April 2000 and in January 2001. In 1999, we delivered two 12.1-inch monochrome displays and in 2000, we delivered six 12.1-inch color displays to DARPA. The displays were cooperatively manufactured from our Montpellier (cathodes) and Boise (anodes, assembly, and electronics) facilities.

          We  are  currently  focused  on:
-    increasing  production  yields  at  the  Unipac  facility;
-    expanding  our  customer  base;  and
-    development  of  our  color  products.


                                                  PixTech 2000 Annual Report * 2

THE  FLAT  PANEL  DISPLAY  MARKET

     According to Stanford Resources Inc., a display market research organization, the market for flat panel displays is expanding rapidly and projected to grow from $22 billion in 2000 to $46 billion in 2005. This represents a compounded growth rate of 16% per year. Driving forces for this growth include:

- existing applications, such as laptop computers, handheld computers, handheld organizer products, and industrial equipment;
- new applications, such as flat televisions, automotive applications and desktop computer terminals; and
-    new  emerging  applications,  such  as  wireless  web  appliances.

     The "information age" is not only driving computer and communication technology, but also the human interface to those technologies. As viewing quality improves and costs decrease, we expect flat panel displays to capture more and more of the total display market. Field emission technology has the potential to successfully penetrate major parts of this market.

     Currently, cathode ray tubes have the majority of the total display market, with 52% of the total display market in dollar terms according to Stanford Resources, Inc. Although cathode ray tubes offer the lowest cost per display today, limitation on weight, size and power dissipation are expected to reduce the market position to 36% by 2005 according to Stanford Resources, Inc. Today, active matrix liquid crystal displays are the technology of choice for the applications where we believe field emission displays will have a successful entry. After many years of continuous development with hundreds of million of dollars research and development expenses, active matrix liquid crystal displays still have viewing quality deficiencies compared to cathode ray tubes and field emission displays.

     The following table summarizes some of the differentiating characteristics of cathode ray tube, active matrix liquid crystal display and field emission display technologies (2):

   CHARACTERISTICS                   CRT*                           AMLCD**                        FED***
Viewing angle          Very wide horizontal and vertical  Wide horizontal,             Very wide horizontal and
                                                          limited vertical             vertical

Video speed            High speed over full temperature   Adequate speed over limited  High speed over full
                       range                              temperature range            temperature range

Brightness range       From low to very high, easy to     From low to medium, limited  From low to very high, easy to
                       dim                                dimming capabilities         dim

Dynamic range          High                               Limited                      High

Operating temperature  Wide range                         Limited range due to liquid  Wide range and instant-on at
                                                          crystal behavior             low temperature

Power consumption      High                               Current industry standard    Comparable to current
                                                                                       industry standard

Manufacturability      Mature process                     Complex process              Early stage of manufacturing
                       offering lowest cost                                            development, fewer process
                                                                                       steps than AMLCD

      -     Dynamic range results from a combination of contrast and peak brightness.
*     CRT  =  cathode  ray  tubes
**    AMLCD  =  active  matrix  liquid  crystal  displays
***   FED  =  field  emission  displays
____________________
(1)
     The  information  set  forth  in this table is based upon our assessment of existing cathode ray tube and active matrix liquid crystal display products when compared  to  field emission display products and prototypes manufactured at our pilot  plant. We cannot assure you that field emission displays, if manufactured in  commercial  quantities,  will  achieve such performance characteristics on a cost-effective  basis.


                                                  PixTech 2000 Annual Report * 3

TECHNOLOGY

     The  cathodoluminescent  effect
The smooth, soft, bright, naturally colored and video-rated images we have enjoyed for so long, and still enjoy when watching television, come from the light emitted by "phosphors" when stricken by electrons. It is the "cathodoluminescent effect".

     Field Emission Displays are Cathode Ray Tubes; both are cathodoluminescent devices
Negatively charged electrons are extracted from a source known as the "cathode" and collected by a phosphor-coated screen known as the "anode", which is held at a positive voltage to accelerate electrons. Electrons travel in a vacuum between cathode and anode plates. The phosphor coating is a cathodoluminescent material that emits light when hit by electrons. Color shades are created, using three fundamental colors generated by three different phosphors. Therefore, each picture element or pixel consists of three sub-elements or sub-pixels each covered with one of the different phosphors.

     Field  Emission  Displays  are  Flat  Panel  Displays
While cathode ray tubes or CRTs have only three electron emitters to provide electrons all over the surface of the image, in field emission displays, each individual picture has electrons provided by hundreds of tiny electron sources built on a large and flat cathode plate. The cathode surface, organized into a matrix of rows and columns, is held close to the receiving anode. Selection of cathode row and column voltages determines which pixel will be illuminated.

     PixTech  believes  that  it  has  a  robust  cathode  technology
The manufacturing process of the field emitters used in our displays was first developed in our prototype line in Montpellier, France. Today cathodes are manufactured in volume in the Unipac production facility in Taiwan. Our cathodes use the so-called "resistive layer" concept invented by Laboratoire d'Electronique and for which we believe we hold a strong patent position.

     Low,  Medium  and  High  Anode  Voltage
We originally developed a low anode voltage technology, which we still use for our monochrome FE 524 display products. In 1996, we started to develop higher anode voltage displays when we acquired the assets of PanoCorp, a small research and development company. After this acquisition we demonstrated a 15-inch display featuring 5,000-volt anodes. This development was then enhanced in 1999 when we acquired the display division of Micron Technology and took over the development of a 12.1-inch color display for military applications.

STRATEGY

     Our strategy is to develop, manufacture and market flat panel displays using field emission technology as the key product attribute to distinguish us from our competitors.

MARKET  ENTRY

     Our market entry strategy is to focus on niche applications where the unique performance of our field emission displays, such as wide viewing angles, high contrast ratio and low power consumption, are highly valued by the customer and have not yet been equaled by other display technologies. Applications such as portable medical devices and industrial equipment have display costs that represent a small percentage of the total equipment cost. In addition, these applications generally have small to medium volume requirements that we will be able to serve with our manufacturing partner in Taiwan. A second step will be penetrating consumer monochrome applications with different form factors. We expect that 2 to 8-inch diagonal, monochrome field emission displays for industrial usage will provide the majority of product revenues for the next two years.


                                                  PixTech 2000 Annual Report * 4

INCREASE  MARKET  PENETRATION

     To increase market penetration, product revenues and profitability, we intend to launch color products with larger volumes, and capture consumer oriented market segments. We have targeted the various applications in the automobile market sector, which are currently using a variety of display technologies. This market is expected to grow very fast with major car manufacturers adopting an aggressive strategy to incorporate flat panel displays in their applications. Field emission displays' wide operating temperature range, wide viewing angle and environmental friendly technology will play a major role in penetrating this large market segment. We are currently participating with a large automotive manufacturer and several other companies in a European supported development program to develop a specific 7-inch color field emission display for an automotive application. If successful during the development phase, we will have a system integrator and automotive manufacturer with high volume needs.

RESEARCH  AND  DEVELOPMENT  EFFORT

     The development of field emission display manufacturing processes and products requires a significant ongoing effort. Since inception, we have leveraged the development activities of Laboratoire d'Electronique de Technologie et d'Instrumentation, where we have obtained an exclusive license of many key patents. With increased development efforts and a shift of our priorities to volume manufacturing, our relationship with Laboratoire d'Electronique de Technologie et d'Instrumentation remains vital.

     Our Montpellier team will concentrate on cathode development, process architecture, process flow and product development. Our Boise team will focus on its strengths: anode development, sealing and spacer technology, and will concentrate on the back-end part of the color and large display process development programs.

OUR  LICENSING  PROGRAM

     Between 1993 and 1995, we entered into a bilateral cooperation and license agreements with Futaba, Texas Instruments, Raytheon and Motorola to advance field emission displays technology. These agreements gave us a royalty-free license to any field emission displays technology held by these companies at the term of the agreements, with certain rights to sublicense. In addition, we received milestone revenues during the cooperation phase. Although the cooperation phases of these agreements have all ended, we were granted royalty-free licenses to all field emission display technology held by each party at the end of each cooperation period, with certain rights to sublicense. We are also entitled to royalties on future sales by any of these licensees of any field emission display products based on our technology. These agreements provided each of these companies, other than Texas Instruments, which cooperation agreement did not reach its three-year term, with a license subject to certain limitations, to all field emission displays technology owned by its Laboratoire d'Electronique de Technologie et d'Instrumentation and the other parties.

MICRON

     In May 1999, we purchased certain assets and liabilities of Micron Technology's display division in Boise, Idaho. At the same time, we hired 44 Micron employees who have continued to work in the Boise facility. Since that time, additional development personnel from Santa Clara have been relocated to Boise, and the integrated team will continue to focus on color products and large displays.

     In connection with our acquisition, Micron granted us a ten-year, worldwide royalty-free license to Micron's field emission display-related patents and patent applications. In addition, we now lease the Micron facility that had been used by Micron's display division.


                                                  PixTech 2000 Annual Report * 5

MANUFACTURING

     Our present strategy is to outsource volume manufacturing. In 1997, we entered into a contract manufacturing agreement with Unipac, a Taiwanese liquid crystal display manufacturer and an affiliate of United Microeclectonics Corporation, Taiwan's second largest semiconductor manufacturer. We determined that the fastest way to volume manufacturing with the lowest equipment investment costs was to enter into this relationship, which allowed us to use existing clean room facilities, existing infrastructures and some of the equipment commonly used in liquid crystal displays and the field emission displays process. Under this agreement, we will purchase displays from Unipac on a cost plus basis after the field emission display process is installed and certain production criteria are met. During the start-up phase, PixTech will bear all costs associated with this activity. After the production phase is reached, Unipac has the responsibility to take care of volume expansion investments to meet PixTech's demand of field emission display products.

     In 1998, we installed all of the field emission display specific equipment at the Unipac facility and started to transfer the process from the pilot line in Montpellier. This task was more complicated than originally expected due to key equipment being different and they each required specific process calibration programs. During 1999 and 2000, we needed to change key pieces of equipment. After completion of this activity, the quality of the manufactured displays improved to a level comparable to the quality of the products manufactured in our pilot line in Montpellier.

     In 2001, we will concentrate on yield improvements, cycle time reduction and increased production line loading. At the present time, we do not expect to meet our manufacturing cost objectives on a per unit base before end of 2001. Presently, we intend to produce our 7-inch color product at Unipac as soon as the development is completed and the market demand supports this activity.

LARGE  DISPLAY  DEVELOPMENT  ACTIVITY

     In 1998, we were able to demonstrate the world's first 15-inch color field emission display under a program to understand the technology requirements for a large field emission display. Since that time, we have started a development program with a major Japanese cathode ray tube manufacturer with the goal to develop a 17.0-inch extended graphic adapter (XGA) display for the desktop computing market.

     After the transfer of the DARPA contract from Micron to PixTech, we developed a 12.1-inch monochrome display and continued with the color displays delivering six units in the year 2000. We believe that the requirements for future desktop computing, including full motion video, wide viewing angle and fast response for computer games, can be met with field emission technology. We also believe that the emerging market of wireless web applications requires the same kind of display performance characteristics.

PRODUCTS

     Our current available product is a 5.2-inch monochrome display. This display has 320 lines and 240 columns, 1/4 video graphic adapter (VGA) format, a pixel pitch of 0.33 millimeters, and a viewing angle or more than 160 degrees both horizontally and vertically. Its brightness varies over a range from 120 to 240 candelas per square meter (cd/m2). Its power consumption is approximately
2.4 watts, depending on the content of the image, and its weight is less than 200 grams.

     We expect to sell the first samples of our full color 7-inch display, which is currently under development, during the later half of 2001 to customers in the automotive industry. In addition, we intend to expand our product range within the 2 to 8-inch display market segment.


                                                  PixTech 2000 Annual Report * 6

MARKETING  AND  SALES

     Target Segments We are currently marketing our 5.2-inch monochrome displays directly to original equipment manufacturers in the instrumentation medical and military market segments where the benefits of our products are highly valued. We have not targeted high volume consumer application market segments yet, which are large but extremely price competitive. Furthermore, these market segments require volume commitments beyond our present capabilities.

     Pricing          We  believe  that  field  emission  displays  will provide significant quality and operational advantages compared with competing flat panel displays. Therefore, we believe that we can achieve premium pricing for the near future. This allows us to reach more economical production levels at a time we have to compete on both pricing and features.

     Distribution and Sales      We intend to  achieve  sales coverage through a
     combination  of:

- direct sales and marketing force which will address major original equipment manufacturing customers in the United States and Europe;
- a network of sales representatives to expand coverage mainly in the United States; and
- a network of distributors to address specific areas of the worldwide market and to offer technical and commercial customer support.

     We have granted exclusive distribution rights to Sumitomo in Japan to cover the Japanese market.

     Customers       To date, we  have sold samples of our displays to more than one hundred customers, mostly based in the United States and in Europe. Since early 1998, we shipped a large percentage of our products to Zoll Medical
Corporation, an U.S. medical equipment manufacturer, which markets a portable defibrillator incorporating our field emission displays. In 1996, we received a purchase order to deliver 50,000 displays to Zoll Medical over a 5 year period. Zoll Medical uses the displays as a key differentiator against competing products using liquid crystal display screens, emphasizing some of the key characteristics of field emission displays, including brightness and viewing angle. We are negotiating with potential new customers, and we believe that we can book new orders.

     Our marketing strategy for our color and large screen products will initially differ from the above described strategy. We believe that the uniqueness of the field emission display requires close cooperation with potential customers at the development phase. Therefore, our initial products aimed for volume manufacturing will be developed with a leading customer in the target market such as major cathode ray tube manufacturer in Japan for the 17-inch XGA product and with Audi in Germany for the initial 7-inch automotive product. We have not yet selected a potential partner for the emerging 10 to 12-inch web application market.

COMPETITION

     The flat panel display market is intensely competitive in all product sizes and applications. It is currently dominated by liquid crystal technology. Liquid crystal display manufacturers, such as Sharp, NEC and Hitachi, have greater brand and name recognition than we have and they have substantially more financial, technological and marketing resources. Substantial investments are still being made by these companies to improve liquid crystal display technologies. Liquid crystal displays manufacturers have focused on enhancing their manufacturing processes, built more manufacturing facilities and developed new equipment for larger size substrates, ultimately increasing their display outputs resulting in an overall increase in flat panel display manufacturing capacities. This, coupled with the entrance of new competitors and other flat panel display technologies, can cause an 'over-supply' situation leading to reductions in the average selling price of flat panel displays. To effectively compete, we may be required to continuously increase the performance of our products and reduce prices. In the event of price reductions, our ability to maintain gross margins would depend on our ability to effectively reduce our cost of sales.


                                                  PixTech 2000 Annual Report * 7

There are a number of domestic and international companies developing and marketing display devices using alternative technologies. These technologies include:

-    Passive  matrix  liquid  crystal  displays;
-    Active  matrix  liquid  crystal  displays;
-    Vacuum  fluorescent  displays;
-    Electro  luminescent  panels;
-    Plasma  panels;  and
-    Organic  electro  luminescent.

     Our cooperation phase with Futaba concluded in January 1997 and our cooperation phase with Motorola ended in June 1998. However, Futaba continues development and investments in field emission display technology and we expect to face competition from them in the future. In addition, some of the basic field emission display technology is now in the public domain and, as a result, we have a number of additional potential direct competitors developing field emission displays.

     We are aware of several other companies developing field emission display technologies similar to ours, including but not limited to:

-    Sony;
-    Fujitsu;
-    Samsung;
-    Candescent;
-    FED  Corporation;  and
-    SI  Diamond  Technology  Incorporated.

     Many of these companies have made, and may continue to make, significant advancements to their field emission display technologies.

PATENTS  AND  TRADE  SECRETS

     Laboratoire d'Electronique de Technologie et d'Instrumentation developed our fundamental technology and licensed the technology to us in 1992. Under this license agreement, which has a term of twenty years, Commissariat l'Energie Atomique granted us an exclusive, worldwide, royalty-bearing license, with right to sublicense all of field emission display technologies developed by Commissariat l'Energie Atomique, including Laboratoire d'Electronique, de Technologie et d'Instrumentation.

     Taking into account our own patent portfolio and license agreements signed with Commissariat l'Energie Atomique, Motorola, Texas Instruments, Futaba, Raytheon, Coloray and Micron Technology, we hold or have licensed 1,339 patents and pending patent applications as of December 31, 2000. This represents a total of 827 original patents and pending patent applications, of which 420 are U.S. patents, 288 are U.S. pending patent applications and 119 are foreign patents or pending patent applications. As further development continues, we expect to file additional patent applications as appropriate.


                                                  PixTech 2000 Annual Report * 8

EMPLOYEES

     As of December 31, 2000, we had approximately 210 employees worldwide, of whom 47 were in research and development, 131 in process development and production, 5 in marketing and sales, and 25 in administrative positions.

     In addition, as of December 31, 2000, Laboratoire d'Electronique de Technologie et d'Instrumentation had 10 full-time employees working exclusively for our research and development program. Unipac had 80 full-time employees working exclusively on the start-up of our field emission display manufacturing process while relying on other manufacturing employees to perform a significant portion of the manufacture of field emission displays.

     We believe that our future success will depend, in part, on our ability to attract and retain highly skilled technical, marketing and management personnel. Management believes that its employee relations are good.

ITEM  1A.   BUSINESS  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     As  of  December  31,  2000,  our  executive officers were as follows:

NAME                    AGE                POSITION HELD WITH US
----------------------  ---                ---------------------
Jean-Luc Grand-Clement   61  Chairman of the Board of Directors
Dieter Mezger            57  President, Chief Executive Officer and Director
Marie Boem               50  Chief Financial Officer
James J. Cathey          36  Vice President, Marketing and Business Development
Donald E. Crim           58  Vice President, Manufacturing, Taiwan
Michel Garcia            51  Vice President, Chief Technology Officer
Jean-Jacques Louart      53  Vice President, Operations

     Each officer's term of office extends until the first meeting of the Board of Directors following the next annual meeting of stockholders and until a successor is elected and qualified.

     Jean-Luc Grand-Clement, a founder of PixTech, has been our Chairman of the Board of Directors since our inception in 1992. Mr. Grand-Clement was our President through March 1998 and our Chief Executive Officer through January 1999. Prior to founding PixTech, Mr. Grand-Clement co-founded European Silicon Structures, a European applications specific integrated circuit supplier for cell based and full custom semiconductor products, and served as Chief Executive Officer and then as Chairman of the Board of Directors of European Silicon Structures from its founding in 1985 until 1991. From 1967 to 1978 and from 1982 to 1985, Mr. Grand-Cl ment held various positions with Motorola, Inc., most recently as Vice-President and Assistant General Manager of the Motorola European Semiconductor Group from 1983 to 1985. From 1978 to 1982, Mr. Grand-Cl ment was the Managing Director of Eurotechnique, a metal-oxide semiconductor design and fabrication joint venture between National Semiconductor and Saint-Gobain. Mr. Grand-Clement graduated from Ecole Nationale Sup rieure des T l communications in Paris.

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


                                                  PixTech 2000 Annual Report * 9

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

     James J. Cathey has been our Vice President, Marketing and Business Development since May 1999. Mr. Cathey served as Vice President Sales and Marketing for the Display Division of Micron Technology, Inc., from 1994 to 1999. From 1991 to 1994 Mr. Cathey was Vice President Sales and Marketing for G2, Inc., a software development company. From 1989 to 1991 he was key accounts manager for Micron Technology's Memory applications group. Mr. Cathey holds a BA in Marketing from Boise State University.

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

     Michel Garcia, a founder of PixTech, is our Vice President, Chief Technology Officer since July 2000. From August 1995 to June 2000, he had served as our Vice President, Industrial Partners. From inception to August 1995, he had served as Vice-President of Equipment Engineering. In 1986, Mr. Garcia founded Microsolve, a semiconductor processing equipment company, which he managed for five years. From 1981 to 1985, he served as operations manager at Eurotechnique; from 1979 to 1981, he served as fab process manager at Eurotechnique, and from 1977 to 1979 he served as a process engineer at Motorola. In 1970, Mr. Garcia graduated from Ecole Nationale Sup rieure d'Electronique et de Radio lectricit de Grenoble, and he received a degree of Doctor of Microelectronics from Grenoble University.

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

     Montpellier, France: We rent a facility including a clean room, office area, and engineering laboratories in Montpellier, France, having 31,100 square feet (2,900 square meters) of space. The Montpellier lease terminates in 2003, with an option to renew. The lease is renewable for several additional one-year terms.

     Boise, Idaho: We lease a total of approximately 73,000 square feet (6,500 square meters) of space in Boise, Idaho, including a clean room, devoted to our research and development activities, under a three-year lease from Micron expiring in May 2002. The lease is renewable for an additional three-year term.

     Santa Clara, California: We lease a total of approximately 2,570 square feet (250 square meters) of space in Santa Clara, California for our management and sales offices under a lease that terminates in July 2001.

     Rousset, France: Our corporate offices are located in an approximately 11,000 square foot (1,000 square meters) facility located in Rousset, France. We own the facility and occupy approximately 5,500 square feet (500 square meters) of floor space. A third party rents the rest of the area under a lease that terminates in June 2002.


                                                 PixTech 2000 Annual Report * 10

ITEM  3.   LEGAL  PROCEEDINGS

     We have received correspondence from Futaba Corporation and its legal counsel beginning in February 1998 alleging that (i) we are infringing one or more patents owned by Futaba relating to the construction and manufacture of our displays that are not expressly included under the license agreement between us and Futaba, (ii) our use of terms such as "alliance" and "partners" in describing the nature of our contractual relationships with Motorola, Raytheon and Futaba in reports filed with the SEC is misleading; and (iii) certain provisions in our agreement with Unipac constitute an impermissible sublicense of Futaba technology. Futaba has also claimed that we improperly supplied certain Futaba proprietary information to Unipac, and that Unipac has, in turn, disclosed such information to a third party vendor. On December 19, 2000 PixTech and Futaba executed a settlement agreement resolving all of theses allegations.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Not  applicable.


                                                 PixTech 2000 Annual Report * 11

PART  II

ITEM  5.   MARKET  FOR  THE  REGISTRANT'S  COMMON  STOCK AND RELATED STOCKHOLDER
MATTERS

     Our common stock commenced trading on July 18, 1995 on the Nasdaq National Market and has been listed on the European Association of Securities Dealers Automated Quotation system since February 12, 1997 under the symbol ''PIXT''.

     The foregoing bid quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions. As of December 31, 2000, there were approximately 82 holders of record of our common stock.

     The following table sets the high and low sales price for our common stock for each calendar quarter in the two year period ended December 31, 2000, as reported by Nasdaq.

STOCK  PRICES  ($)

                    YEAR ENDED      YEAR ENDED
                  DEC. 31, 1999     DEC. 31, 2000
                -----------------  -----------------
                  High      Low      High      Low
First Quarter    3 5/16   1  1/2   11 5/8    1  3/4
Second Quarter   2 5/8    1 11/32   5 1/8    1  7/8
Third Quarter    2 1/4    1 15/32   4 5/7    1  8/15
Fourth Quarter   2 5/8    1  1/2    2 3/4    0 15/16


     We have never paid or declared any cash dividends on our common stock. We currently intend to retain any future earnings for our business and, therefore, do not anticipate paying cash dividends in the foreseeable future. Future dividends, if any, will depend on, among other things, our results of operations, capital requirements, restrictions in loan agreements and on other factors as our board of directors, in its discretion, may consider relevant.

     In December 2000, we sold 431,034 shares of our common stock under the equity private line agreement with Kingsbridge Capital Ltd., resulting in net proceeds of $485,000. This sale to Kingsbridge was exempt from registration under the Securities Act by virtue of the section 4(2) of the act.

     In January 2001, 18,766 shares of series E preferred stock were converted into 362,734 shares of common stock. As of March 15, 2001, there are 3,329 shares of series E preferred stock outstanding.


                                                 PixTech 2000 Annual Report * 12

ITEM  6.   SELECTED  FINANCIAL  DATA

     The selected financial data set forth below as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000 are derived from PixTech's consolidated financial statements included elsewhere in this report, which have been audited by Ernst & Young, independent auditors. The selected financial data set forth below as of December 31, 1998, 1997 and 1996 and for the years ended December 31, 1997 and 1996 are derived from audited consolidated financial statements not included in this report. This data should be read in conjunction with PixTech's consolidated financial statements and related notes thereto, and ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' under Item 7 of this report.

                                                                       FISCAL YEAR
                                                 -----------------------------------------------------
                                                   1996       1997       1998       1999       2000
                                                 ---------  ---------  ---------  ---------  ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE)
OPERATIONS
Total revenues  . . . . . . . . . . . . . . . .  $  7,644   $  3,819   $  3,652   $  5,392   $  6,340
Loss from operations  . . . . . . . . . . . . .   (12,041)   (15,774)   (19,686)   (26,487)   (27,415)
Net loss  . . . . . . . . . . . . . . . . . . .   (11,719)   (14,664)   (17,863)   (28,427)   (25,678)
Net loss per share  . . . . . . . . . . . . . .     (1,44)     (1,12)     (1,23)     (1,26)     (0,51)
Shares used in computing net loss per share  ..     8,137     13,140     14,548     22,948     50,662

BALANCE SHEET
Working deficit / capital . . . . . . . . . . .      (859)     9,290        145    (17,740)    (8,259)
Total assets. . . . . . . . . . . . . . . . . .    29,565     41,648     47,394     51,169     39,716
Total assets, less current assets  .. . . . . .    19,701     24,058     32,592     32,313     19,495
Total long term debt  (1) . . . . . . . . . . .     4,709     13,428     22,389     21,302      9,398
Long term liabilities, less current portion . .     6,743     14,568     19,480     11,019      8,712
Stockholders' equity  . . . . . . . . . . . . .    12,099     18,780     13,257     19,884     20,204

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

     Pursuant to a contract manufacturing agreement signed with Unipac in May 1997, and after the adaptation of Unipac's plant, including addition of certain equipment and the transfer of our manufacturing processes, we are producing fully qualified displays at Unipac. While current shipments of field emission displays are still below our expectations, we expect to increase significantly the production volumes throughout the year 2001. However, we do not anticipate generating positive gross margins on our sales of products in the year 2001.

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

     Our  revenues  from  2000  resulted  mainly  from  the  DARPA  contract.


                                                 PixTech 2000 Annual Report * 13

     Under a license agreement with the French Atomic Energy Commission, we are obligated to make royalty payments on our product sales and to pass-through a portion of royalties on sales of royalty-bearing products by our sublicenses. Under an amendment to the Laboratoire d'Electronique, de Technologie et d'Instrumentation license agreement signed in 1997, the royalty rates and minimum payments payable to French Atomic Energy Commission were temporarily increased for a period of three years.

Royalty  amounts  accrued  under  this  agreement  were:


Year                 Royalty Amount
--------            ---------------
1996 . . . . . . .  $        45,000
1997 . . . . . . .  $       109,000
1998 . . . . . . .  $       308,000
1999 . . . . . . .  $       364,000
2000 . . . . . . .  $       279,000
      (See notes to consolidated financial statements-note 16-related party transactions).

     All of our expenses to date, except royalties and pass-through expenses payable to French Atomic Energy Commission and tax expenses directly associated with revenues from cooperation and license agreements, have been recorded as operating expenses, since we have not shipped enough products to determine a meaningful cost of products sold category.

     We have incurred cumulative losses of $108.2 million from inception to December 31, 2000. We have recorded operating losses every quarter since 1996, and we expect to incur additional operating losses. The magnitude and duration of our future losses will depend on a number of factors within and outside of our control, including the rate at which we can successfully manufacture and commercialize our field emission displays, if at all, and the related costs of such efforts. Successful commercialization of our displays will in turn depend on a number of factors, including the successful development of sufficient market demand for our products.

RESULTS  OF  OPERATIONS

     Cooperation and License Revenues: We recognized revenues under our cooperation and license agreements of $1.2 million in 1998; we recognized no cooperation and license agreement revenues in 1999 and 2000. The significant decrease in cooperation and license revenues in 1999 and 2000 over 1998 reflects the achievement at the end of 1996 of most of our contractual milestones. The cooperation phase of these agreements, which had generated milestone revenues for us, expired in June 1998. In the future, we may derive royalty revenues only under existing cooperation and license agreements. These royalty revenues will be based on licensees' sales, if any, of royalty-bearing products.

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

     Product Sales: We recognized product sales of $445,000 in 1998, $484,000 in 1999 and $331,000 in 2000. In 1998, these product sales primarily represented the shipment of a few high-priced field emission display displays and cathodes to customers for evaluation and product development purposes. In 1999, product revenues remained relatively constant compared to 1998, and primarily reflected the shipment of displays to our first volume customer, Zoll Medical. In 2000, our product revenues reflected our shipments to Zoll Medical in lower volume, as well as shipments to new customers.


                                                 PixTech 2000 Annual Report * 14

     Other Revenues: Other revenues consisted of funding under European development contracts, our DARPA contract and other miscellaneous revenues. Other revenues were $1.9 million in 1998, $4.9 million in 1999 and $6.0 million in 2000. Of these revenues, $1.2 million in 1998 related to a development contract granted in December 1994 from the French Ministry of Industry to support manufacturing of field emission displays. There were no revenues under this contract in 1999 and 2000. We successfully completed this development contract in 1998 and will not derive any additional revenue from it. We received $2.0 million from DARPA in 1999 and $5.9 million in 2000. In addition, we expect to earn development-contract related revenues in 2001, primarily from expected recognition as income of certain amounts which we collected before December 31, 2000, and previously recorded as deferred revenues (see notes to consolidated financial statements-note 12-other and deferred revenues).

     Research  and  Development  Expenses-Acquisition  of  Intellectual Property
Rights: Since inception, we have expensed$5.0 million for the acquisition of intellectual property rights from our licensees and other third parties. In 2000, we expensed $57,000 in connection with a license agreement with Coloray Display Corporation, a California corporation, providing us with a worldwide, non-exclusive royalty-free license on certain technologies related to field emission displays.

     Other Research and Development Expenses: These expenses include salaries and associated expenses for in-house research and development activities conducted both in our pilot plant and our research and development facility in Boise, Idaho, the cost of staffing and operating our pilot manufacturing facility and the cost of supporting the transfer and adaptation of our field emission display technology to Unipac, as well as obligations to Commissariat l'Energie Atomique under the Laboratoire d'Electronique, de Technologie et d'Instrumentation research agreement, and miscellaneous contract consulting fees. As part of the acquisition of Micron's display assets in May 1999, we hired 44 employees to continue research and development work in the Boise facility, thus reinforcing our field emission display technology development efforts. In addition, the development team located in Santa Clara was moved to Boise to focus our efforts on the expansion of the large display program.

     As a result, other research and development expenses increased from $19.2 million in 1998 and $27.2 million in 1999 to $29.5 million in 2000. The increase primarily reflected the costs associated with the research and development activities conducted in Boise following the acquisition of assets from Micron in 1999 and the cost of supporting the manufacturing start-up at Unipac.

     Sales and Marketing Expenses: We incurred sales and marketing expenses of $1.4 million in 1998, $1.2 million in 1999 and $1.1 million in 2000. Sales and marketing expenses may increase in the future, reflecting the expansion of our sales and marketing organization both in the United States and in Europe, in order to achieve a successful commercialization phase for our products.

     General and Administrative Expenses: General and administrative expenses amounted to $2.7 million in 2000, a decrease of 6.9% from the expenses incurred in 1999, which amounted to $2.9 million. This decrease was mainly due to a reduction in consulting expenses. General and administrative expenses amounted to $2.5 million in 1998.

     Interest Income (Expense), Net: Interest income consists of interest on available and restricted cash. Interest expense consists of interest payable on long-term obligations. Net interest expense was $692,000 in 2000, compared to $864,000 in 1999 and $708,000 in 1998, reflecting the decrease in long-term liabilities in connection with the conversion into shares of our common stock of the entire Sumitomo debt (see notes to consolidated financial statements - note 7 - long term debt).

     Currency Fluctuations: Although a significant portion of our revenues are denominated in U.S. dollars, a substantial portion of our operating expenses are denominated in Euros. Gains and losses on the conversion to U.S. dollars of assets and liabilities denominated in Euros may contribute to fluctuations in our results of operations, which are reported in U.S. dollars. Most of our capital lease obligations are expressed in Taiwanese dollars. Since 1998, fluctuations of the Taiwanese dollar versus the Euro caused significant foreign exchange gains or losses. We incurred net foreign exchange gains of $372,000 in 1998, a net foreign exchange loss of $1,076,000 in 1999 and a net foreign exchange gain of $857,000 in 2000. We cannot predict the effect of exchange rate fluctuations on future operating results. To date, we have not yet undertaken hedging transactions to cover our currency exposure.


                                                 PixTech 2000 Annual Report * 15

     Income tax: We have recognized French income tax benefits of $7.8 million since our inception, including $758,000 in 1998 and $43,000 in 1999. These income tax benefits represent tax credits for research and development activities we conducted in France and the benefit of net operating loss carry forward, net of valuation allowance. As of December 31, 2000, we provided for a valuation allowance of $1.5 million against a net deferred tax asset of $1.5 million. We will collect the tax credits for research and development in cash if we are not able to credit them against future income tax liabilities within three fiscal years. We collected $2.8 million in 1998 for our 1993 and 1994 income tax benefits, $2.8 million in 1999 for our 1995 income tax benefits and $1.1 million in 2000 for our 1996 income tax benefits.

     In the future, we may not record significant additional tax credit for research and development activities in France, as the benefit is based on increases in eligible research and development expenses in a given year over the two previous fiscal years.

     As of December 31, 2000, our net operating losses carried forward in France were approximately $56.6 million, of which $4.7 million will expire in 2001, $8.5 million in 2002, $12.3 million in 2003, $13.3 million in 2004 and $17.1 million  in  2005,  if  they  are  not  utilized.

QUARTERLY  RESULTS  OF  OPERATIONS

     The following table presents certain unaudited quarterly financial information for each quarter in 1999 and 2000. In the opinion of our management, this information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report and includes all adjustments (consisting only of normal recurring adjustments)necessary to present fairly the unaudited quarterly results set forth herein. Our quarterly results are subject to fluctuations and thus, the operating results for any quarter are not necessarily indicative for any future period.

    (AMOUNTS IN THOUSANDS)                                       THREE MONTHS ENDED
                                    ------------------------------------------------------------------------------
                                    MAR. 31,  JUNE 30,  SEPT. 30, DEC. 31,  MAR. 31,  JUNE 30,  SEPT.30,  DEC.31,
                                    --------  --------  --------  --------  --------  --------  --------  --------
                                      1999      1999      1999      1999      2000      2000      2000      2000
                                    --------  --------  --------  --------  --------  --------  --------  --------
Revenues:
 Cooperation and license
   revenues  . . . . . . . . .      $     -   $     -   $     -   $     -   $     -   $     -   $     -   $     -
 Product sales . . . . . . . .          161       178        71        74        86       131         -       114
 Other revenues  . . . . . . .        2,000       314       877     1,717     1,904     2,009       854     1,242
                                    --------  --------  --------  --------  --------  --------  --------  --------
                                      2,161       492       948     1,791     1,990     2,140       854     1,356
Cost of revenues:
 License fees and royalties. .          (87)      (85)      (82)     (107)      (88)      (94)      (73)      (55)
                                    --------  --------  --------  --------  --------  --------  --------  --------
Gross margin:                         2,074       407       866     1,684     1,902     2,046       781     1,301
 Operating expenses:
 Research and development. . .        5,587     6,616     7,210     7,843     7,851     7,920     7,013     6,787
 Sales and marketing . . . . .          351       329       338       261       313       258       269       265
 General and administrative. .          730       772       787       694       813       684       645       626
                                    --------  --------  --------  --------  --------  --------  --------  --------
   Total operating expenses           6,668     7,717     8,335     8,798     8,977     8,862     7,928     7,678
                                    --------  --------  --------  --------  --------  --------  --------  --------
Loss from operations . . . . .       (4,594)   (7,310)   (7,469)   (7,114)   (7,075)   (6,816)   (7,147)   (6,377)
Interest income (expense), net         (266)      (98)     (244)     (256)       29       140       288       235
Foreign exchange gain (loss) .         (516)     (621)      112       (51)      359       (27)       (5)      530
Other revenues (expenses). . .            -         -         -         -         -        17        57       114
                                    --------  --------  --------  --------  --------  --------  --------  --------

Loss before income tax benefit       (5,376)   (8,029)   (7,601)   (7,421)   (6,687)   (6,686)   (6,807)   (5,498)
Income tax benefit . . . . . .            -         -         -         -         -         -         -         -
                                    --------  --------  --------  --------  --------  --------  --------  --------
Net income (loss)  . . . . . .      $(5,376)  $(8,029)  $(7,601)  $(7,421)  $(6,687)  $(6,686)  $(6,807)  $(5,498)
                                    ========  ========  ========  ========  ========  ========  ========  ========


                                                 PixTech 2000 Annual Report * 16

LIQUIDITY  AND  CAPITAL  RESOURCES

     From inception through December 31, 2000, we have used $65.2 million in cash to fund our operations and $23.9 million in capital expenditures and investments. Through December 31, 2000, we have funded our operations and capital expenditures primarily from sales of $112.3 million of equity securities and $21.7 million of proceeds from borrowings and sale-leaseback transactions.

     In 2000, we used $15.3 million in cash and generated $4.4 million from investing activities to fund our operations. In March 2000, restricted cash was reclassified as cash available in the amount of $5.6 million. Restricted cash was related to the security interest corresponding to the guaranty granted to Unipac in relation to the purchase and funding by Unipac of volume field emission displays production equipment. In March 2000, pursuant to an agreement with Unipac dated December 17, 1999, the guaranty to Unipac was reduced by $5.0 million in consideration of a payment in cash of same amount to Unipac. Pursuant to the terms of this agreement, this $5.0 million payment will be considered as a prepayment against our future payments to Unipac concerning the equipment leased by Unipac to us. Consequently, the amount of the security interest to the banks was reduced by the same amount (see notes to consolidated financial statements - note 6 - short-term and long-term restricted cash).

     As of December 31, 2000, we had commitments for capital expenditures of approximately $356. Capital expenditures were $1.8 million in 1998, $1.2 million in 1999 and $1.8 million in 2000. Capital expenditures exclude the assets acquired from Micron in 1999 because those assets were acquired in exchange for our common stock. Capital expenditures also exclude assets acquired under capital lease obligations.

     Implementing volume production at Unipac's manufacturing plant required significant capital expenditures. Under the foundry agreement with Unipac, Unipac acquired and funded $14.9 million of capital expenditures for equipment. Unipac leases a portion of that equipment to us, which amounted to $10.6 million as of December 31, 2000.

     Restricted cash amounted to $7.5 million in 1999 and $1.2 million in 2000. Restricted cash is related to the security interest that we granted to Unipac pursuant to the foundry agreement, in connection with the purchase and funding by Unipac of volume field emission displays production equipment. Both the amounts of this bank guaranty and the corresponding security interest to the banks are expected to continue decreasing in the future.

     We had existing contracts with French authorities providing for the payment of grants totaling approximately $4.0 million, which were fully paid to us as of December 31, 1998. In 1997 and January 1999, we entered into two research and development agreements with French authorities. Under these agreements, we expect to benefit from zero-interest loans totaling approximately $3.0 million, of which we received $2.0 million during 1999, $722,000 in 2000 and of which we expect to receive $199,000 in 2001.

     In November 1998, we entered into a research and development agreement with French authorities. Under this agreement, we expect to benefit from a grant totaling approximately $857,000, of which we collected $248,000 in 1999, $351,000 in 2000 and expect to collect $214,000 in 2001.

     In January 2000, we entered into an agreement with Audi and other partners to jointly design, develop, test and deliver a 7-inch color field emission display for automotive applications. This agreement is part of the European Commission Information Society Technology program. Under the terms of the agreement, PixTech will receive funding from the European Commission of approximately $1.7 million to design and develop the field emission displays. Audi will perform the testing and evaluation. The development program began in January 2000. PixTech expects to deliver qualified field emission displays for testing in 2001. These field emission displays will be 7-inch diagonally, full color, have a 16:9 aspect ratio with 480 x 234 resolution and will be true video rate capable. Upon successful completion of testing, these displays will be used for navigation, entertainment, and as a multi-functional display in the A8 automobile with other models to follow. Partners of the 3 million Euro European Commission IST funded project include PixTech, Audi, XSYS, Laboratoire d'Electronique, and SAES Getters. PixTech will be responsible for the development and manufacturing of the field emission displays. Audi, a subsidiary of Volkswagen will be responsible for testing and evaluation. XSYS, a subsidiary of Harman International, will be responsible for systems integration.


                                                 PixTech 2000 Annual Report * 17

Laboratoire d'Electronique de Technologie et d'Instrumentation, the research arm of Commissariat l'Energie Atomique, will be responsible for special tasks and SAES Getter, a world leader in getters, will optimize getter materials for field emission displays.

     Since inception, we have recognized French income tax benefits of $7.8 million. These income tax benefits represent tax credits for research and development activities conducted in France, which are paid in cash if we are not able to credit them against future income tax liabilities within three fiscal years. In 1998, we collected $2.5 million, representing research and development tax credits recorded in 1993 and 1994. In April 1999, we collected $2.7 million from research and development tax credits recorded in 1995. In April 2000, we received $1.1 million corresponding to 1996 tax benefit.

     On August 5, 1999, DARPA awarded a development contract to us amounting to $4.7 million, of which we received $1.5 million in 1999 and $3.2 million in 2000. On April 3, 2000, in addition to and as a continuation of the existing development contract, we were awarded an additional $6.3 million funding. Under this funding, we received $2.4 million in 2000 and expect to collect $3.9 million in 2001. On January 22, 2001 we were awarded an additional $3.1 million funding, further supplementing the August 1999 and April 2000 contracts.

     We generated $14.5 million in cash flows from financing activities in 2000, as compared to $21.0 million in 1999. This financing consisted primarily of sales of shares of common stock, resulting in net proceeds of $19.7 million (net of issuance costs). Cash flow generated from financing activities exclude non-cash transactions related to (i) the issuance of 16,000 shares of our common stock to Coloray Display Corporation with a value of $57,000 (See notes to consolidated financial statements - note 11 - stockholders' equity) (ii) the reversal of dividends attached to the shares of convertible preferred stock in the amount of $450,000 and the conversion into 4,195,254 shares of our common stock (See notes to consolidated financial statements - note 11 - stockholders' equity) and (iii) issuance of 2,511,795 shares of our common stock to Sumitomo with a value of $ 6,412,000 (See notes to consolidated financial statements - note 7 - long term debt).

     On August 9, 1999, we entered into a private equity line agreement with Kingsbridge Capital Ltd. Under the terms of the equity line agreement, we have the irrevocable right, subject to certain conditions, to draw up to $15 million cash in exchange for our common stock, in increments over a two-year period. We began to draw off the equity line agreement in 1999, resulting in net proceeds of $824,000 in 1999 and $4.8 million in 2000. In April 2000, pursuant to an amendment, signed in February 2000, to the common stock purchase agreement dated October 6, 1999 with Unipac Optoelectronics Corporation, we completed a $15 million equity private placement with United Microelectronics Corporation. Under the term of this agreement, United Microelectronics Corporation received 9.3 million shares of common stock.

     Long-term liabilities increased by $727,000 in 2000, representing two zero-interest loans granted to PixTech by French local authorities and by a French public agency, Anvar.

     Repayment of long term liabilities were $1.1 million in 2000, of which $1.0 million have been paid to Bank of Boston, a loan we took over following the Micron transaction (see notes to consolidated financial statements - note 20 - Micron transaction).

     We believe that cash available at December 31, 2000, which amounted to $16.8 million, together with the anticipated proceeds during 2001 from research and development tax credits and from the various grants and loans described above, will be sufficient to meet our cash requirements for the upcoming year.

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


                                                 PixTech 2000 Annual Report * 18

OUTLOOK:  ISSUES  AND  RISKS

     We are currently focused on the following activities, which we believe are necessary to the success of our business:

     - successfully implementing the manufacture of field emission displays by our Taiwanese contract manufacturer, Unipac;
     -    improving  our  manufacturing  processes  and  yields  at  Unipac;
     -    expanding  our  customer  base  and  product  offering;  and
     - continuing the development of our field emission display technology, including the development of large and color field emission displays.

     You should carefully consider the following risks and issues, among others that are common among development stage companies such as ours. It is especially important to keep these risk factors in mind when reading forward-looking statements. These are statements that relate to future periods and include discussions relating to market opportunities, acquisition opportunities, revenues, stock price and our ability to compete. Generally, the words "anticipate," "believe," "expect," "intend" and similar expressions identify such forward-looking statements. Forward-looking statements involve risks and uncertainties, and our actual results could differ materially from the results discussed in the forward-looking statements because of these and other factors. We do not have any obligation to disclose if forward-looking statements, or the circumstances they are based on, change.

WE HAVE A HISTORY OF LOSSES AND ACCUMULATED DEFICIT THAT MAY CONTINUE IN THE FUTURE.
     We  have  a  history  of  losses  as  follows:

                              Operating Net Losses   Loss to common Stockholders
                              ---------------------  ----------------------------
Year Ended December 31, 2000  $        27.4 million  $               25.7 million
Year Ended December 31, 1999  $        26.5 million  $               28.9 million
Year Ended December 31, 1998  $        19.7 million  $               17.9 million
Year Ended December 31, 1997  $        15.8 million  $               14.7 million


     The losses were due in part to limited revenues and to various expenditures, including expenditures associated with:

     -    research  and  development  activities;
     -    pilot  production  activities;  and
     -    start-up  costs  for  volume  manufacturing  at  Unipac.

     We  expect  to  incur  operating  losses  in  the  future due primarily to:

     - continuing research and development activities to develop monochrome and color field emission displays;
     -    manufacturing  ramp-up  costs  in  Taiwan;  and
     -    expansion  of  our  sales  and  marketing  activities.

     As a result of these losses, as of December 31, 2000, we had an accumulated deficit of $ 108,261 million. Our ability to achieve and maintain profitability is highly dependent upon the successful commercialization of our monochrome and color displays. We cannot assure you that we will ever be able to successfully commercialize our products or that we will ever achieve profitability.


                                                 PixTech 2000 Annual Report * 19

WE  WILL  NEED  ADDITIONAL  CAPITAL  IN  THE  FUTURE.

     We have incurred negative cash flows from operations since inception, and have expended, and will need to expend, substantial funds to complete our planned product development efforts, including:

     - continuous improvement of our manufacturing processes in order to achieve yields that will lead to an acceptable cost of products;
     - continuous product development activities in order to develop color displays that meet market requirements and to develop a range of products offered for sales;
     - continuous research and development activities in order to develop displays larger than 12-inch in diagonal; and
     -    expansion  of  our  marketing,  sales  and  distribution  activities.


     In addition to the above requirements, we expect that we will require additional capital either in the form of debt or equity, regardless of whether and when we reach profitability, for the following activities:


     -    working  capital;
     - acquisition of manufacturing equipment to expand manufacturing capacity; and
     -    further  product  development.

     Our future capital requirements and the adequacy of our available funds depend on numerous factors, including:


     -    the  rate  of  increase  in  manufacturing  yields  by  Unipac;
     -    the  magnitude,  scope and results of our product development efforts;
     - the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;
     -    competing  technological  and  market  developments;  and
     - expansion of strategic alliances for the development, manufacturing, sale, marketing and distribution of our products.

IF WE FAIL TO CONTINUE TO MEET NASDAQ'S LISTING MAINTENANCE REQUIREMENTS, NASDAQ MAY DELIST OUR COMMON STOCK.

     There is a possibility that our common stock could be delisted from the Nasdaq National Market. While our common stock is currently quoted on the Nasdaq National Market, in order to remain quoted on the Nasdaq National Market, we must meet certain requirements with respect to:

     - market capitalization, the market value of all outstanding shares of our common stock;
     - public float, the number of outstanding shares of common stock held by those not affiliated with us;
     -    market  value  of  our  public  float;
     -    market  price  of  our  common  stock;
     -    number  of  market  makers;
     -    number  of  shareholders;  and
     - net tangible assets, total assets minus total liabilities and intangible assets.

     If the price of our common stock were to fall significantly below our current trading range, Nasdaq may approach us regarding our continued listing on the Nasdaq National Market. If Nasdaq were to begin delisting proceedings against us, it could reduce the level of liquidity currently available to our stockholders.

     In order to continue to be listed on Nasdaq, the minimum bid price of our common stock must stay above $1.00. In addition to the fluctuations of the market in general and our common stock in particular, our stock price could be impacted from selling activities of our large corporate investors. This may drive the minimum bid price of our common stock below $1.00, thus violating a Nasdaq maintenance requirement. On December 26, 2000, our closing price was below $1.00. On March 7, 2001, the minimum bid price on our common stock was $1.25.


                                                 PixTech 2000 Annual Report * 20

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

BECAUSE WE USE A SINGLE CONTRACT MANUFACTURER TO MANUFACTURE OUR FIELD EMISSION DISPLAYS WE MAY BE UNABLE TO OBTAIN AN ADEQUATE SUPPLY OF PRODUCTS AND WE MAY HAVE LESS CONTROL OVER COST.

     Unipac, a liquid crystal display manufacturer and an affiliate of United Microelectronics Corporation, is our only contract manufacturer. In the future, we expect that the products that will be manufactured at Unipac and sold to our customers will represent the majority of our revenues. If we are not able to implement our manufacturing plans with Unipac as we expect, we will not be able to ship medium to large volumes of field emission display products. Moreover, we will have less control over the cost of the finished products, the timeliness of their delivery and their reliability and quality. We are also dependent on Unipac's overall manufacturing strategy. Changes of these strategy could require the set-up of on other manufacturing site. This situation would materially adversely affect our revenues and cost of producing products.

     Expectations about the final timing of this manufacturing plan with Unipac are forward-looking statements reflecting our risks and uncertainties, including the ease or difficulty of the transfer of the field emission display technology to Unipac, and Unipac's overall manufacturing strategy.

     Our failure to adequately manage this contract manufacturing relationship or any delays in the shipment of our products would adversely affect us.

OUR MANUFACTURING PROCESSES ARE STILL UNDER DEVELOPMENT AND WE STILL NEED TO OBTAIN COMMERCIALLY ACCEPTABLE YIELDS AND ACCEPTABLE COSTS OF PRODUCTS OR OUR COSTS TO PRODUCE OUR DISPLAYS WILL BE TOO HIGH FOR US TO BE PROFITABLE.

     In order for us to succeed, we must continue to develop and produce a range of products incorporating our field emission display technology. At this time, we have successfully developed only one monochrome field emission display product that has been incorporated into a commercial end-user application and that is being targeted at various markets. We will need to complete the development of additional field emission display products to enlarge our market opportunity, and there is no guarantee that we will succeed in these development efforts. If we do not develop these new products, we will need to rely on sales of a single product to be successful.

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


                                                 PixTech 2000 Annual Report * 21

WE NEED TO FURTHER ENHANCE OUR DISPLAY PERFORMANCE OF OUR COLOR DISPLAYS OR OUR DISPLAYS MAY NEVER BE ACCEPTED BY A LARGE NUMBER OF POTENTIAL CUSTOMERS.

     We may never improve the performance characteristics of our color displays to a level that is commercially acceptable or we may fail to do so on a timely basis. Either case could harm our sales efforts. Key elements of display performance are brightness, power efficiency and stability over time (lifetime and reliability). We are seeking to balance brightness with power efficiency to produce bright and low power-consumption displays. Display reliability depends on a large number of factors, including the manufacturing process used in assembling the displays as well as the characteristics of the materials, including phosphors, used in the display. In order to produce color displays that will provide the product life and other characteristics necessary for most applications, we need to make further advances in our manufacturing processes and in the selection of the materials we use.

WE MAY NEVER BE ABLE TO FUND THE RESEARCH AND DEVELOPMENT ACTIVITIES NEEDED TO DEVELOP LARGE DISPLAYS.

     We need to conduct a significant research and development effort for our current 12-inch field emission display prototype to be manufactured in volume at an acceptable cost. We may never be able to fund that effort. Even if we were able to develop a product that could be manufactured, we would have to locate or build a manufacturing facility to produce our displays. Currently, Unipac has a facility and equipment to build small displays only. We may not be able to fund the amount needed in order to acquire or build a manufacturing facility for our large displays. If we are unable to develop or manufacture large displays, we will miss large market opportunities for flat panel displays.

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

     Products utilizing liquid crystal display technology currently dominate the market for flat panel display products. Certain liquid crystal display manufacturers, such as Canon, Sharp, NEC, Hitachi, Samsung and Toshiba have substantially greater name recognition and financial, technological, marketing and other resources than us. Currently liquid crystal displays are in short demand and independent forecasts predict that this may continue over a certain period of time. However, liquid crystal display manufacturers have made, and continue to make, substantial investments in increasing capacity as well as product performance. We believe that, over time, these investments in capacity, combined with new competitors entering the flat panel displays market, may cause over-supply conditions and may have the effect of reducing average selling prices of flat panel displays. To effectively compete, we could be required to increase the performance of our products or reduce prices. In the event of price reductions, we will not be able to maintain gross margins unless we reduce our cost of sales.

     There are a number of domestic and international companies developing and marketing display devices using alternative technologies to liquid crystal display technology, such as vacuum fluorescent displays, electro-luminescent panels and plasma panels. Additionally, some of the basic field emission display technology is in the public domain and, as a result, we have a number of potential direct competitors developing field emission displays or developing fundamental field emission displays technology. These companies, including Canon, Futaba, Sony, Fujitsu, Samsung and Toshiba, as well as smaller companies, including Candescent and Silicon Diamond Technology. Although we own the rights to significant technological advances in field emission display technology, potential competitors may have developed or may soon develop comparable or superior field emission display technology. Many of the developers of alternative flat panel display and competing field emission display technologies have substantially greater name recognition and financial, research and development, manufacturing and marketing resources than us, and have made and continue to make substantial investments in improving their technologies and manufacturing processes.


                                                 PixTech 2000 Annual Report * 22

BECAUSE POTENTIAL CUSTOMERS MAY NOT ACCEPT OUR PRODUCTS, WE MAY NEVER SELL THE NUMBER OF DISPLAYS REQUIRED TO MAKE OUR BUSINESS PROFITABLE.

     We are uncertain about the potential size and timing of our target market opportunities. We anticipate marketing our displays to original equipment manufacturer customers, which are customers that will incorporate our product into their final product. It is possible that demand for any particular product by these customers will not last or that new markets will fail to develop as we expect, or at all. Our ability to have consumer products sold that incorporate our displays will depend, in part, on the following factors:

     - whether original equipment manufacturers select our products for incorporation into their products;
     - the successful introduction of such products by the original equipment manufacturers; and
     - the successful commercialization of products developed by parties incorporating our products.

     It takes a long time for any product to achieve market success, and any success is never certain. The introduction of new products is often delayed by the need to have the products selected by an original equipment manufacturer and designed into the original equipment manufacturer's products. For certain products, the delay attributable to a manufacturer's design cycle may be a year or longer. Factors affecting the length of these delays include:

     -    the  size  of  the  manufacturer;
     -    the  type  of  application;  and
     - whether the displays are being designed into new products or fitted into existing applications.

     If volume production of such products is delayed for any reason, our competitors may introduce new technologies or refine existing technologies that could diminish the commercial acceptance of our products.

WE  HAVE  LIMITED  SALES,  MARKETING  AND  DISTRIBUTION  CAPABILITIES.

     We have limited internal sales, marketing and distribution experience and capabilities. We are a development stage company with small product sales.
Consequently, we had not established significant sales, marketing, or distribution operations within our company. Recently, however, we have begun selling our displays to customers. We will not be able to develop significant revenues from the sales of our products unless we can attract and retain highly qualified employees to market and oversee the distribution of our products. If we are unable to establish and maintain significant sales, marketing and distribution efforts, either internally or through arrangements with third parties, we may not be able to generate revenues.

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


                                                 PixTech 2000 Annual Report * 23

     We also rely on unpatented, proprietary technology, which is significant to the development and manufacture of our displays. Others may independently develop the same or similar technology or obtain access to our unpatented technology. If we are unable to maintain the proprietary nature of our technologies, our competitors may develop products using our technology.

     Moreover, claims that our products infringe on the proprietary rights of others are more likely to be asserted after we begin commercial sales of products using our technology. It is possible that competitors will infringe our patents. Defending and prosecuting patent suits is costly and time consuming. The adverse outcome of a patent suit could subject us to significant liabilities to other parties.

BECAUSE A LARGE PERCENTAGE OF OUR NET ASSETS AND OUR COSTS IS EXPRESSED IN EUROS, CURRENCY FLUCTUATIONS MAY CAUSE GAINS OR LOSSES.

     A large percentage of our net assets and of our costs is expressed in Euros, but our financial statements are stated in U.S. dollars. In 1998, 50% of our assets and 60% of our costs, in 1999, 37% of our assets and 69% of our costs and in 2000, 46% of our assets, and 67% of our losses were expressed in Euros. Fluctuations of the value of the U.S. dollar versus the Euro may cause significant gains or losses. Most of our capital lease obligations are expressed in Taiwanese dollars and thus fluctuations of the value of the Taiwanese dollar versus the Euro may also cause significant foreign exchange gains or losses.

CERTAIN ANTI-TAKEOVER PROVISIONS THAT WE HAVE INSTITUTED MAY LIMIT OUR STOCK PRICE.

     Certain provisions of our restated certificate of incorporation and by-laws may discourage a third party from offering to purchase our company and may also adversely affect the market price of our common stock. These provisions, therefore, inhibit actions that would result in a change in control of our company, including an action that may give the holders of our common stock the opportunity to realize a premium over the then-prevailing market price of their stock.

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

OUR  BUSINESS  MAY  SUFFER  IF  WE ARE UNABLE TO ATTRACT OR RETAIN KEY PERSONNEL

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

ITEM  7  A.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The market risk exposure inherent to our international operations creates potential for losses arising from adverse changes in foreign currency exchange rates. We are exposed to such foreign currency exchange rate risk in two main areas: (i) a substantial portion of our operating expenses are and are expected to be denominated in Euros, (ii) most of our capital lease obligation is expressed in Taiwanese dollars. Fluctuations of the Taiwanese dollar versus the Euro or the U.S. dollar may cause significant foreign exchange gains or losses. In addition, gains and losses arising from the conversion to U.S. dollars of assets and liabilities denominated in Euros or in Taiwanese dollars may contribute to fluctuations in our results of operations, which are reported in U.S. dollars. To date, we have not undertaken hedging transactions to cover our currency exposure. We are also exposed to interest rate risks in connection with certain long-term debt. We do not, however, enter into market sensitive instruments for trading purposes.


                                                 PixTech 2000 Annual Report * 24

ITEM  8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                       PAGE(S)
                                                                      --------
Report of Independent Auditors  .. . . . . . . . . . . . . . . . . .        26

Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . .        27

Consolidated Statements of Comprehensive Operations  . . . . . . . .        28

Consolidated Statements of Stockholders' Equity  . . . . . . . . . .        29

Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . .        30

Notes to Consolidated Financial Statements  .. . . . . . . . . . . .   31 - 51


                 Financial statement schedules have been omitted since they are not required or are inapplicable


                                                 PixTech 2000 Annual Report * 25

Ernst  &  Young


                           INDEPENDENT AUDITORS REPORT

The  Board  of  Directors  and  Shareholders
PixTech,  Inc.

     We have audited the accompanying consolidated balance sheets of PixTech, Inc. (a development stage company) as of December 31, 1999 and 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for the period from June 18, 1992 (date of inception) through December 31, 2000, and for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of PixTech's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PixTech, Inc. (a development stage company) as of December 31, 1999 and 2000 and the consolidated results of its operations and its cash flows for the period June 18, 1992 (date of inception) through December 31, 2000 and for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.



                                    Ernst  &  Young  AUDIT
                                    Represented  by:  Christine  Blanc-Patin


Marseille
March  6,  2001


                                                 PixTech 2000 Annual Report * 26

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------

                                    CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      DECEMBER 31,    DECEMBER 31,
                                                                          1999            2000
                                                                     --------------  --------------
                            ASSETS
  Current assets:
  Cash & cash equivalents available . . . . . . . . . . . . . . . .  $      14,663   $      16,847
  Restricted cash - short term. . . . . . . . . . . . . . . . . . .          1,667             833
  Accounts receivable:
    Trade . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             57             148
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            709             596
  Inventories
    Raw Materials . . . . . . . . . . . . . . . . . . . . . . . . .          1,109           1,019
    Finished Goods. . . . . . . . . . . . . . . . . . . . . . . . .             --              41
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            651             737
                                                                     --------------  --------------
    Total current assets. . . . . . . . . . . . . . . . . . . . . .         18,856          20,221
Restricted cash - long term . . . . . . . . . . . . . . . . . . . .          5,833             417
Property, plant and equipment, net. . . . . . . . . . . . . . . . .         24,933          19,014
Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . . . . .             78               6
Deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . .          1,255              --
Other assets - long term. . . . . . . . . . . . . . . . . . . . . .            214              58
                                                                     --------------  --------------
    Total assets. . . . . . . . . . . . . . . . . . . . . . . . . .  $      51,169   $      39,716
                                                                     ==============  ==============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long term debt . . . . . . . . . . . . . . . .  $       8,128   $       1,146
  Current portion of capital lease obligations. . . . . . . . . . .          2,455             157
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .          7,548           7,885
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . .          2,135           1,612
                                                                     --------------  --------------
    Total current liabilities . . . . . . . . . . . . . . . . . . .         20,266          10,800
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . .            248             580
Long term debt, less current portion. . . . . . . . . . . . . . . .          3,075           2,962
Capital lease obligation, less current portion. . . . . . . . . . .          7,644           5,133
Other long term liabilities, less current portion . . . . . . . . .             52              37
                                                                     --------------  --------------
    Total liabilities . . . . . . . . . . . . . . . . . . . . . . .         31,285          19,512
                                                                     ==============  ==============

STOCKHOLDERS' EQUITY
  Convertible preferred stock Series E, $0.01 par value, authorized shares-1,000,000; issued and outstanding shares-297,269 and 22,095
respectively. . . . . . . . . . . . . . . . . . . . . . . . . . . .              3               1
  common stock, $0.01 par value, authorized   shares-60,000,000 and
100,000,000 respectively; issued and outstanding shares-37,351,283
and 55,682,464 respectively . . . . . . . . . . . . . . . . . . . .            373             557
  Additional paid-in capital .. . . . . . . . . . . . . . . . . . .        105,081         131,983
  Cumulative translation adjustment . . . . . . . . . . . . . . . .         (2,988)         (4,076)
  Deficit accumulated during development stage .. . . . . . . . . .        (82,585)       (108,261)
                                                                     --------------  --------------
    Total stockholders' equity .. . . . . . . . . . . . . . . . . .         19,884          20,204
                                                                     --------------  --------------
    Total liabilities and stockholders' equity .. . . . . . . . . .  $      51,169   $      39,716
                                                                     ==============  ==============

                             See accompanying notes.


                                                 PixTech 2000 Annual Report * 27

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------

                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              Period from
                                                                            June  18, 1992
                                                        Year Ended             (date of
                                                        December 31,           inception)
                                              ------------------------------- through Dec. 31,
                                                1998       1999       2000        2000
                                              ---------  ---------  ---------  ----------
Revenues
  Cooperation & license revenues. . . . . . . $  1,239         --         --   $  26,449
  Product sales. . . . . . . . . . . . . . .       445        484        331       3,641
  Other revenues. . . . . . . . . . . . . . .    1,968      4,908      6,009      16,823
                                              ---------  ---------  ---------  ----------
     Total revenues. . . . . . . . . . . . . .   3,652      5,392      6,340      46,913
                                              ---------  ---------  ---------  ----------
Cost of revenues
  License fees and royalties. . . . . . . . .       24       (361)      (310)     (2,187)
                                              ---------  ---------  ---------  ----------
Gross margin. . . . . . . . . . . . . . . . .    3,676      5,031      6,030      44,726
                                              ---------  ---------  ---------  ----------

Operating expenses
  Research and development:
     Acquisition of intellectual property
      rights. . . . . . . . . . . . . . . . .     (125)       (75)       (57)     (5,022)
     Other. . . . . . . . . . . . . . . . .    (19,289)   (27,181)   (29,514)   (129,223)
                                              ---------  ---------  ---------  ----------
                                               (19,414)   (27,256)   (29,571)   (134,245)
  Marketing & sales. . . . . . . . . . . . . .  (1,433)    (1,279)    (1,105)     (8,991)
  Administrative & general expenses. . . . . .  (2,515)    (2,983)    (2,769)    (18,568)
                                              ---------  ---------  ---------  ----------
                                               (23,362)   (31,518)   (33,445)   (161,804)
                                              ---------  ---------  ---------  ----------

Loss from operations. . . . . . . . . . . . .  (19,686)   (26,487)   (27,415)   (117,078)

Other income / (expense)
  Interest income. . . . . . . . . . . . . . .     828        800      1,297       4,945
  Interest expense. . . . . . . . . . . . . .   (1,536)    (1,664)      (605)     (5,016)
  Foreign exchange gains / (losses). . . . . .     372     (1,076)       857         807
  Other revenues / (expenses). . . . . . . . .      --         --        188         188
                                              ---------  ---------  ---------  ----------
                                                  (336)    (1,940)     1,737         924
Loss before income tax benefit. . . . . . . .  (20,022)   (28,427)   (25,678)   (116,154)
Income tax benefit. . . . . . . . . . . . . .    2,159         --         --       7,893
                                              ---------  ---------  ---------  ----------
Net loss. . . . . . . . . . . . . . . . . . . $(17,863)  $(28,427)  $(25,678)  $(108,261)
                                              =========  =========  =========  ==========
Dividend accrued to holders of Preferred                 ---------             ----------
Stock. . . . . . . . . . . . . . . . . . . .       (12)      (513)      (116)       (641)
                                              ---------  ---------  ---------  ----------
Net loss to holders of common stock. . . . .  $(17,875)  $(28,940)  $(25,794)  $(108,902)
                                              =========  =========  =========  ==========

  Net loss per share of common stock. . . . . $  (1.23)  $  (1.26)  $   (.51)
                                              =========  =========  =========

  Shares of common stock used in
  computing net loss per share. . . . . . . .   14,548     22,948     50,662

Net loss. . . . . . . . . . . . . . . . . .   $(17,863)  $(28,427)  $(25,678)  $(108,261)
Change in cumulative translation adjustment .      392     (1,249)    (1,087)     (4,076)
Comprehensive net loss. . . . . . . . . . .   $(17,471)  $(29,676)  $(26,765)  $(112,337)

                            See accompanying notes.


                                                 PixTech 2000 Annual Report * 28

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------

                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                          CONVERTIBLE
                                                         PREFERRED STOCK    COMMON STOCK
                                                       -------------------  ------------
                                                                                                                DIVIDENDS
                                                                                                               ------------
                                                                                                                ACCRUED TO
                                                                                                               ------------
                                                                                                  ADDITIONAL    HOLDERS OF
                                                                                                 ------------  ------------
                                                        SHARES                SHARES               PAID-IN      PREFERRED
                                                       ---------            ----------           ------------  ------------
                                                        ISSUED     AMOUNT     ISSUED    AMOUNT     CAPITAL        STOCK
                                                       ---------  --------  ----------  -------  ------------  ------------
  BALANCE AT DECEMBER 31, 1997                                              13,762,732  $   138  $    57,067

  Common stock issued in private placements, net
of issuance costs -- $44                                                     1,236,222       12        4,493
  Issuance of Series E convertible preferred stock,
 net of issuance costs -- $822
Issuance of Series E convertible preferred stock in
December, net of issuance costs -- $822                 367,269   $     4                              7,449           (12)

  Issuance of common stock under stock option plan                               1,375                     1
  Translation adjustment
  Net loss-Year ended December 31, 1998
                                                       ---------  --------  ----------  -------  ------------  ------------
  BALANCE AT DECEMBER 31, 1998                          367,269   $     4   15,000,329      151       69,012           (12)


  Common stock issued in private placements                                    150,000        2          350
  Issuance costs and dividends accrued in relation
to Series E convertible preferred stock issued in
December 1998                                                                                            (36)         (512)
  Conversion of Series E preferred stock                (70,000)  $    (1)   1,114,220       11          (10)
  Issuance of common stock in connection with
the acquisition of certain assets of Micron Display,
net of issuance costs -- $511                                                7,133,562       71       14,134
  Issuance of warrants                                                                                   297
  Issuance of common stock following conversion
of Sumitomo  convertible loan                                                  750,000        8        1,081
  Issuance of common stock under stock option
plan                                                                           137,217        1           72
  Issuance of common stock in connection with
Equity Line   Kingsbridge, net of issuance costs --
176                                                                           624,809        6          818
  Issuance of common stock in connection with
private placement, net of issuance
Costs -- $36                                                                12,427,146      124       19,839
  Issuance of common stock in connection with
Coloray                                                                         14,000        1           50
  Translation adjustment
  Net loss-Year ended December 31, 1999
                                                       ---------  --------  ----------  -------  ------------  ------------
  BALANCE AT DECEMBER 31, 1999                         (297,269)  $     3   37,351,283  $   376  $   105,606   $      (525)


  Dividends accrued in relation to Series E
convertible Preferred Stock issued in December 98                                                                      450
  Conversion of Series E Preferred Stock               (275,174)       (3)   4,195,254       42          (38)
  Issuance of common stock following conversion
of Sumitomo convertible loan                                                 2,126,246       21        3,890
  Issuance of common stock following conversion
of Sumitomo straight loan                                                      385,549        4        2,496
  Issuance of common stock in connection with
Kingsbridge Equity Line                                                      2,003,295       20        4,785
  Issuance of common stock in connection with
Coloray                                                                         16,000       --           57

  Issuance of common stock in connection with
private placement, net of issuance costs -- $13                              9,320,359       93       14,893
  Issuance of common stock under stock option
plan   Translation adjustment                                                  284,478        3          368
  Translation adjustment
  Net loss-Year ended December 31, 2000
  BALANCE AT DECEMBER 31, 2000                          (22,095)  $     1   55,682,464  $   557  $   132,058   $       (75)
=====================================================  =========  ========  ==========  =======  ============  ============


                                                         OTHER       DEFICIT
                                                       ---------  -------------
                                                         OTHER     ACCUMULATED
                                                       ---------  -------------
                                                        COMPRE       DURING
                                                       ---------  -------------
                                                        HENSIVE    DEVELOPMENT
                                                       ---------  -------------
                                                        INCOME        STAGE        TOTAL
                                                       ---------  -------------  ---------
  BALANCE AT DECEMBER 31, 1997                           (2,132)       (36,293)    18,780

  Common stock issued in private placements, net
of issuance costs -- $44                                                            4,506
  Issuance of Series E convertible preferred stock,
 net of issuance costs -- $822
Issuance of Series E convertible preferred stock in
December, net of issuance costs -- $822                                             7,440

  Issuance of common stock under stock option plan                                      1
  Translation adjustment                                    392                       392
  Net loss-Year ended December 31, 1998                                (17,863)   (17,863)
                                                       ---------  -------------  ---------
  BALANCE AT DECEMBER 31, 1998                           (1,740)       (54,156)    13,257


  Common stock issued in private placements                                           352
  Issuance costs and dividends accrued in relation
to Series E convertible preferred stock issued in
December 1998                                                                        (548)
  Conversion of Series E preferred stock
  Issuance of common stock in connection with
the acquisition of certain assets of Micron Display,
net of issuance costs -- $511                                                      14,205
  Issuance of warrants                                                                297
  Issuance of common stock following conversion
of Sumitomo  convertible loan                                                       1,088
  Issuance of common stock under stock option
plan                                                                                   73
  Issuance of common stock in connection with
Equity Line   Kingsbridge, net of issuance costs --
176                                                                                   824
  Issuance of common stock in connection with
private placement, net of issuance
Costs -- $36                                                                       19,963
  Issuance of common stock in connection with
Coloray                                                                                51
  Translation adjustment                                 (1,249)                   (1,249)
  Net loss-Year ended December 31, 1999                                (28,428)   (28,428)
                                                       ---------  -------------  ---------
  BALANCE AT DECEMBER 31, 1999                         $ (2,989)  $    (82,584)  $ 19,885


  Dividends accrued in relation to Series E
convertible Preferred Stock issued in December 98                                     450
  Conversion of Series E Preferred Stock                                                1
  Issuance of common stock following conversion
of Sumitomo convertible loan                                                        3,912
  Issuance of common stock following conversion
of Sumitomo straight loan                                                           2,500
  Issuance of common stock in connection with
Kingsbridge Equity Line                                                             4,805
  Issuance of common stock in connection with
Coloray                                                                                57

  Issuance of common stock in connection with
private placement, net of issuance costs -- $13                                    14,987
  Issuance of common stock under stock option
plan   Translation adjustment                                                         370
  Translation adjustment                                 (1,087)                   (1,087)
  Net loss-Year ended December 31, 2000                                (25,678)   (25,678)
  BALANCE AT DECEMBER 31, 2000                         $ (4,076)  $   (108,261)  $ 20,204
                                                       =========  =============  =========

                             SEE ACCOMPANYING NOTES.


                                                 PixTech 2000 Annual Report * 29

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                              PERIOD  FROM
                                                                                                            JUNE  18,  1992
                                                                                                               (DATE  OF
                                                                                                                INCEPTION)
                                                                                         YEAR  ENDED             THROUGH
                                                                                        DECEMBER 31ST,          DEC. 31ST,
                                                                                 1998       1999       2000        2000
                                                                               ---------  ---------  ---------  ----------
OPERATING ACTIVITIES
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $(17,863)  $(28,427)  $(25,678)  $(108,261)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .     4,359      6,999      7,063      29,987
  Gain on disposal of fixed assets . . . . . . . . . . . . . . . . . . . . . .      (12)         -          -         (43)
  Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      680      2,854      1,165        (464)
  "In kind" transactions . . . . . . . . . . . . . . . . . . . . . . . . . . .        -          -          -       1,420
  Change in assets and liabilities
    Accounts receivable-Trade . . . . . . . . . . . . . . . . . . . . . . . .       337        398        (92)        (38)
    Accounts receivable-Other . . . . . . . . . . . . . . . . . . . . . . . .       (75)      (574)       610         356
    Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (223)       (19)       (41)     (1,078)
    Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      996        841        (69)        204
    Accounts payable, accrued expenses and other assets and liabilities . . .     2,948      1,797      1,370      11,814
    Deferred revenue . . . . . . . . . . . . . . . . . . . . . . .  . . . . .      (490)    (1,814)       355         831
                                                                               ---------  ---------  ---------  ----------
  NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . .    (9,343)   (17,945)   (15,317)    (65,272)
                                                                               ---------  ---------  ---------  ----------

INVESTING ACTIVITIES
  Additions to property, plant, and equipment . . . . . . . . . . . . . . . .    (1,860)    (1,235)    (1,848)    (22,403)
  Reclassification of cash equivalents as restricted cash . . . . . . . . . .       (32)     2,464      6,249      (1,399)
  Additions to patents  . . . . . . . . . . . . . . . . . . . . . . . . . . .         -          -          -        (130)
                                                                               ---------  ---------  ---------  ----------
  NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . .    (1,892)     1,229      4,401     (23,932)

FINANCING ACTIVITIES
  Stock issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11,906     25,105     19,724     112,333
  Proceeds from long-term borrowings . . . . . . . . . . . . . . . . . . . . .        -      2,014        727      19,028
  Proceeds from sale leaseback transactions . . . . . . . . . . . . . . . . .         -          -          -       2,731
  Payments for equipment purchases financed by accounts payable . . . . . . . .       -          -          -      (3,706)
  Repayment of long-term borrowings . . . . . . . . . . . . . . . . . . . . .      (739)    (4,038)    (1,180)     (9,033)
  Repayment of capital lease obligations . . . . . . . . . . . . . . . . . .     (1,695)    (1,987)    (4,707)    (10,696)
                                                                               ---------  ---------  ---------  ----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . . . . . . .     9,472     21,094     14,564     110,657

  Effect of exchange rates on cash . . . . . . . . . . . . . . . . . . . . . .     (499)       119     (1,464)     (4,606)
                                                                               ---------  ---------  ---------  ----------
  Net increase / (decrease) in cash equivalents . . . . . . . . . . . . . . . .  (2,262)     4,497      2,184      16,847

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD . . . . . . . . . . . . . . . .    12,428     10,166     14,663           -
                                                                               ---------  ---------  ---------  ----------
CASH AND CASH EQUIVALENTS END OF PERIOD . . . . . . . . . . . . . . . . . . .  $ 10,166   $ 14,663   $ 16,847   $  16,847
                                                                               =========  =========  =========  ==========

SUPPLEMENTAL DISCLOSURES OF NON CASH ACTIVITIES:
Equipment acquired under capitalized leases . . . . . . . . . . . . . . . . .  $ 12,048   $    688   $    168   $  14,113
Equipment purchases financed by accounts payable . . . . . . . . . . . . . . .        -          -          -   $     920
Repayment of long-term borrowings by issuance of common stock . . . . . . . . .       -          -   $  6,412   $   6,412
Long term debt assumed following Micron Transaction . . . . . . . . . . . . .         -   $  2,875          -   $   2 875
Property, plant and equipment acquired by issuance of common stock . . . . . .        -   $ 13,375          -   $  13,375
Licenses acquired payable over two or three years . . . . . . . . . . . . . .         -          -          -   $   3,765
Acquisitions of intangible by issuance of warrants . . . . . . . . . . . . . .        -          -          -   $     230
Fixed assets disposed of in like-kind exchange . . . . . . . . . . . . . . . .        -          -          -   $     468
Fixed assets acquired through like-kind exchange . . . . . . . . . . . . . . .        -          -          -   $     499
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid . . . . . . . . . . . . . . .   . . . . . . . . . . . . . . . .  $    729   $    994   $    258   $   2,177

                             See accompanying notes.


                                                 PixTech 2000 Annual Report * 30

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (all amounts in thousands except share amounts)
--------------------------------------------------------------------------------

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

     We are dedicated to improving, utilizing and licensing certain background technology developed by Laboratoire Electronique de Technologie et d'Instrumentation, a French government-owned research and development laboratory in the field of flat panel displays using electron emitters.

     We have devoted substantially all our efforts to raising capital, conducting research and development activities, concluding cooperation and license agreements with certain displays manufacturers, and establishing manufacturing capabilities for our field emission displays. Revenues from principal planned operations will mainly consist of product sales. As these revenues have not been significant, we are still in a development stage and fall under the provisions of FAS No. 7, ''Accounting and Reporting by Development Stage Enterprises''.

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


     FISCAL  YEAR

     We  end  our  fiscal  year  on  December  31.

     REVENUE  RECOGNITION-COOPERATION  AND  LICENSE  AGREEMENTS

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


                                                 PixTech 2000 Annual Report * 31

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (all amounts in thousands except share amounts)
--------------------------------------------------------------------------------

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


     REVENUE  RECOGNITION-PRODUCT  REVENUE

     Product revenue is recognized upon shipment in the case of standard deliveries and upon acceptance by the customer in the case of first delivery of a specified product.


                                                 PixTech 2000 Annual Report * 32

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (all amounts in thousands except share amounts)
--------------------------------------------------------------------------------

     REVENUE  RECOGNITION-GRANTS

     We recognize revenue from unconditional grants received from governmental agencies in the period granted. Revenue from conditional grants received is recognized when all conditions outlined in the grant have been met.

     FOREIGN  CURRENCY  TRANSLATION

     Assets and liabilities of PixTech S.A. are translated into U.S. dollars equivalent at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the period. The related translation adjustments are reflected in stockholders' equity. Foreign currency gains or losses resulting from transactions are included in results of operations, except for transaction gains and losses attributable to inter-company transactions. For foreign currency transactions or cash balances that hedge foreign currency commitments, such transactions and cash balances are recorded in the same manner as translation adjustments, as required by the Statement of Financial Accounting Standards No 52, ''Foreign currency translation'' ("SFAS 52").

     NET  INCOME  (LOSS)  PER  SHARE

     On December 31, 1997, we adopted Statement of Financial Accounting Standards No 128, ''Earnings per Share", ("SFAS 128").

     Prior to the adoption of SFAS 128, net income (loss) per share had been calculated in accordance with the provisions of Accounting Principles Board Opinion No 15, ''Earnings per Share" ("APB 15"), using the weighted average number of shares, convertible preferred shares assuming conversion at date of issuance, and dilutive equivalent shares from stock options and warrants using the treasury stock method. Net income (loss) per share also reflects, for all periods presented, a 2 for 3 reverse stock split, which was effective at the closing of our initial public offering.

     Pursuant to SFAS 128, we were required to change the method formerly used to compute earnings per share and to restate all prior periods. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities.

     There is no impact of Statement 128 on the previous calculation of loss per share for the financial years ended December 31, 1998, 1999 or 2000. As net losses have been reported in these periods, the dilutive effects of stock options, preferred stock and warrants were excluded from the calculation of net loss per share under APB 15.

     COMPREHENSIVE  INCOME

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the years ended December 31, 1998, 1999 and 2000 consist solely of foreign currency translation adjustments.

     CASH  AND  CASH  EQUIVALENTS

     We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.


                                                 PixTech 2000 Annual Report * 33

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (all amounts in thousands except share amounts)
--------------------------------------------------------------------------------

     INVESTMENTS

     We account for investments in accordance with Statement of Financial Accounting Standards No 115, ''Accounting for Certain Investments in Debt and Equity Securities''. We had no investments at December 31, 1999 or December 31, 2000, other than pledged cash (see note to consolidated financial statements - note 6 - short term and long term restricted cash). There were no realized gains or losses on sales of investments in 1998, 1999 or 2000.

     INVENTORIES

     Inventory of raw materials and spare parts is valued at the lower of cost (first-in, first-out basis) or market. Inventory of finished goods is valued at product standard costs.

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

     IMPAIRMENT  OF  LONG-LIVED  ASSETS

     Long lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset's carrying amount and fair value of the asset and long lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

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

     EMPLOYEE  STOCK  OPTION  PLANS

     In 1996, we adopted the disclosure provisions of Statement of Financial Accounting Standards No 123 ("SFAS 123"), "Accounting for Stock Based Compensation". As permitted by SFAS 123, we have elected to continue to account for our employee stock option plan and the Employee Stock Purchase Plan in accordance with the provisions of the Accounting Principles Board Opinion No 25 "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, when the exercise price of our employee stock options is less than the market price of the underlying shares of the date of grant, compensation expense is recognized.

     ACCOUNTING  FOR  INCOME  TAXES

     We use the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.


                                                 PixTech 2000 Annual Report * 34

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (all amounts in thousands except share amounts)
--------------------------------------------------------------------------------

     PENSION  COSTS

     In France, legislation requires that lump sum retirement indemnities be paid to employees based upon their years of services and compensation at retirement. The actuarial liability of this unfunded obligation was $76 as of December 31, 1999 and $77 as of December 31, 2000. Pension expense incurred was $35 in 1998, $3 in 1999, and $6 in 2000.

     RECENT  PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. Because of our minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or on our financial position.


3.   OTHER  CURRENT  ASSETS

     The  components  of  other  current  assets  are  as  follows:

                                  DECEMBER 31,
                                  1999    2000
                                -------  -----
 Value added tax refundable  .  $   507  $ 482
 Other  .. . . . . . . . . . .      144    255
                                -------  -----
                                $   651  $ 737
                                =======  =====

4.   PROPERTY,  PLANT  AND  EQUIPMENT

     The  components  of  Property,  Plant  and  Equipment  are  as  follows:

                                       DECEMBER 31,
                                     1999       2000
                                   ---------  ---------
 Land . . . . . . . . . . . . . .  $    199   $    185
 Buildings and improvements  .. .     2,350      2,184
 Machinery and equipment  . . . .    38,922     37,704
 Furniture and fixtures  .. . . .     1,224        944
                                   ---------  ---------
                                     42,695     41,017
 Less accumulated depreciation  .   (17,762)   (22,003)
                                   ---------  ---------
                                   $ 24,933   $ 19,014
                                   =========  =========

     In 1994, we entered into capital lease agreements for production equipment. The gross and net book values of equipment financed under capital leases amounted to $2,353 and $342, respectively, at December 31, 1999 and $386 and $140, respectively, at December 31, 2000.

     Land and buildings with a net book value of $924 and $815 at December 31, 1999 and December 31, 2000 respectively, have been pledged to guarantee a $10,000 loan received from Sumitomo Corporation in November 1997. See notes to consolidated financial statements - note 7 - long-term debt.


                                                 PixTech 2000 Annual Report * 35

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (all amounts in thousands except share amounts)
--------------------------------------------------------------------------------

     Pursuant to the Display Foundry Agreement signed in 1997 with Unipac, volume field emission displays production equipment was installed at Unipac's facility. That equipment was purchased and funded by Unipac, and a portion of it is leased to PixTech, which amounts to $11,283 and $10,618 as of December 31, 1999 and 2000, respectively. According to Financial Accounting Standard 13, "Accounting for Leases", PixTech's share of equipment was recorded as assets under the caption "Property, Plant and Equipment", in the net amount of $8,607 and $6,384 as of December 31, 1999 and 2000. Depreciation of $1,936 was recorded during 1999 and $1,742 during 2000. As of December 31, 2000, the related capital lease obligation amounts to $5,133 compared to $9,686 as of December 31, 1999 (see notes to consolidated financial statements - note 8 - capital leases). In connection with the Micron Transaction (see notes to consolidated financial statements - note 20 - Micron transaction"), we acquired the production equipment located in Boise, Idaho, in May 1999. This acquisition was recorded in the amount of $13,375. The historical cost of net assets acquired in the Micron Transaction was approximately $9,098 in excess of the fair value of these assets. The historical cost of property, plant and equipment of $22,473 was proportionally reduced to the extent that the fair value of net assets was below historical cost, resulting in property plant and equipment of $13,375 (see notes to consolidated financial statements - note 20 - Micron transaction).

5.   GOODWILL

     On February 20, 1996, we acquired substantially all the assets of PanoCorp, Inc. ("PanoCorp"), a research and development company located in California, in a transaction accounted for as a purchase. The assets of PanoCorp, Inc., principally including fixed assets valued at $120, were purchased for $250 in cash plus 150,000 warrants to purchase shares of our common stock at an exercise price of $11.67 per share. See note to consolidated financial statements - note 11-stockholders' equity - warrants.

     The fair value of the 150,000 warrants was computed using the Black-Scholes model. Pursuant to APB Opinion 16, the value of such warrants was estimated at $230 and the entire transaction generated goodwill of $360. This goodwill is being amortized over 5 years.

6.   SHORT-TERM  AND  LONG-TERM  RESTRICTED  CASH

     In August 1997, we provided Unipac Optoelectronics Corp. ("Unipac"), our Asian manufacturing partner, with a written bank guaranty in an amount of $10,000 pursuant to the display foundry agreement (the "Foundry agreement") signed in May 1997 between us and Unipac in order to implement volume production of field emission displays at Unipac's manufacturing line. We granted the issuing banks a security interest in cash and cash equivalents for the same amount. The pledged cash and cash equivalents have been recorded as short-term and long-term restricted cash in the balance sheet. Under certain conditions of the Foundry agreement, Unipac can sell us certain equipment. The payment for such equipment will be secured by Unipac through the exercise of the bank guaranty. In March 2000, pursuant to an agreement dated December 17, 1999 signed with Unipac, the guaranty to Unipac was reduced by $5,000 in consideration of a payment in cash of same amount to Unipac. Pursuant to the terms of this agreement, this $5,000 payment will be considered as a prepayment against our future payments to Unipac related to the equipment leased by Unipac to us. Both the amount of the guaranty to Unipac and the amount of the security interest to the banks are expected to decrease to match the net amount of equipment leased by Unipac to us.


                                                 PixTech 2000 Annual Report * 36

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (all amounts in thousands except share amounts)
--------------------------------------------------------------------------------

7.   LONG-TERM  DEBT

       Long-term  debt  consists  of  the  following:

                                                          DECEMBER 31,
                                                        1999      2000
                                                      --------  --------
 Loan payable (a). . . . . . . . . . . . . . . . . .  $ 6,412   $    --
 Non interest bearing loan from ANVAR (b). . . . . .    1,868     1,986
 Loan payable (c)  . . . . . . . . . . . . . . . . .       30        --
 R&D agreement with French Local authorities (d)  ..    1,469     1,827
 Loan payable (e)  . . . . . . . . . . . . . . . . .    1,329       295
 Loan payable (f)  . . . . . . . . . . . . . . . . .       94        --
                                                      --------  --------
                                                       11,202     4,108
 Less: current portion  .. . . . . . . . . . . . . .   (8,128)   (1,146)
                                                      --------  --------
 Total long-term debt, less current portion. . . . .  $ 3,075   $ 2,962
                                                      ========  ========

     (a) In November 1997, Sumitomo Corporation ("Sumitomo") granted us a $10,000 loan repayable over a period of three years. Of this $10,000 amount, $5,000 represented a straight loan payable in four equal installments every 6 months starting April 7, 1999, bearing interest at prime rate plus 0.75% per annum. The remaining amount of $5,000 represented a convertible loan payable in November 2000, bearing interest at prime rate plus 0.75% per annum, and partially or totally convertible, at Sumitomo's option, into shares of common stock of PixTech at a conversion price equal to 80% of the market price on the conversion date. This option became exercisable in April 1999. During 1999, Sumitomo converted 750,000 shares. The remaining $3,912 of principal was converted into 2,126,246 shares of our common stock issued in January and February 2000. The straight loan, which had remaining principal due of $2,500 as of December 31, 1999, was converted into 385,549 shares of our common stock in March 2000.

     (b) We entered into two development contracts with a French public agency, in 1993. Under these agreements, we received non-interest-bearing loans. The first repayment, for a total of $1.8 million has an amount outstanding as of December 31, 2000 of $1.2 million. The second repayment, for a total amount of $908, of which we had received $709 through December 31, 2000 and we expect to receive $199 during the first quarter of 2001. The repayments are scheduled to be paid in 2002, 2003 and 2004.

     (c) In 1995, we were granted a bank loan, loan which bore interest at 6.37% and was repayable in 20 installments of approximately $20 over a 5 year period. The loan was repaid in April 2000.

     (d) In 1997 and January 1999, we entered into two research and development agreements with French authorities. Under these agreements, we expect to benefit from zero-interest loans totaling approximately $3,000, of which $1,469 was received in April 1999 and $466 in April 2000.

     (e) (f) In connection with the Micron Transaction (see notes to consolidated financial statements - note 20 - Micron transaction), we took over two equipment loans from Micron.
     The first one (e), with Bank of Boston, at an interest rate of 7.63%, was recorded for $2,040 in May. The principal due as of December 31, 2000 is $295. This loan is repayable at the rate of approximately $94 per month through February 2001.
     The second one (f), with Heller, at an interest rate of 7.47%, was recorded for $835. The loan was repaid in January 2000.


                                                 PixTech 2000 Annual Report * 37

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (all amounts in thousands except share amounts)
--------------------------------------------------------------------------------

     Future  minimum  payments  under  these  obligations  are  as  follows:

YEAR ENDING DECEMBER 31,
2001 . . . . . . . . . .  $1,146
2002 . . . . . . . . . .   1,125
2003 . . . . . . . . . .     184
2004 . . . . . . . . . .     270
2005 . . . . . . . . . .   1,383
                          ------
Total minimum payments    $4,108
                          ======

8.   CAPITAL  LEASES

                                DECEMBER 31,
                               1999     2000
                             --------  -------
Capital lease obligations. . $10,099   $5,290
Less: current portion  . . .  (2,455)    (157)
                             --------  -------
                             $ 7,644   $5,133
                             --------  -------

     In December 1994, we completed several sale-leaseback transactions whereby equipment with a net book value of $4,219 was financed through three to five-year capital lease obligations, effective December 1994. At December 31, 2000, the net book value of this equipment was $140 (see notes to consolidated financial statements - note 4 - property, plant and equipment).

     Pursuant to the Display Foundry agreement signed in 1997 with Unipac, PixTech's share of volume field emission displays production installed at Unipac's facility is leased to us. As of December 31, 2000, the related capital lease obligation amounts to $5,133, all recorded as long-term portion (see notes to consolidated financial statements - note 4 - property, plant and equipment).

     Future minimum payments under capital lease obligations are as follows:

YEAR ENDING DECEMBER 31,
 2001 . . . . . . . . . . . . . . . . . . . . . . . . .  $  502
 2002 . . . . . . . . . . . . . . . . . . . . . . . . .     667
 2003  .. . . . . . . . . . . . . . . . . . . . . . . .   3,604
 2004  .. . . . . . . . . . . . . . . . . . . . . . . .   1,436
 2005  .. . . . . . . . . . . . . . . . . . . . . . . .       0
                                                         -------
 Total minimum payments  .. . . . . . . . . . . . . . .   6,209
 Less amount representing interest  . . . . . . . . . .    (919)
                                                         -------
 Present value of minimum capitalized lease payments  .  $5,290
                                                         -------


                                                 PixTech 2000 Annual Report * 38

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (all amounts in thousands except share amounts)
--------------------------------------------------------------------------------

9.   COMMITMENTS  AND  CONTINGENCIES

     Operating  leases

     We are obligated under operating lease agreements for equipment and manufacturing and office facilities.

     We lease our main office facilities in Boise and Montpellier under non-cancelable operating leases, which expires respectively in May 2002 and September 2003. Both leases have an option to renew.

     Minimum annual rental commitments under non-cancelable leases at December 31, 2000 are as follows:

YEAR ENDING DECEMBER 31,
 2001  . . . . . . . . .  $  939
 2002  . . . . . . . . .     609
 2003  . . . . . . . . .     353
 2004  . . . . . . . . .       4
 2005. . . . . . . . . .       2
 Thereafter. . . . . . .       0
                          ======
 Total minimum payments   $1,907
                          ======

     Rental  expense  for  all  operating  leases  consisted  of  the following:

                                     1998    1999    2000
                                   ------  ------  ------
Rent expense for operating leases  $1,188  $1,454  $1,239
                                   ======  ======  ======

     License agreement and research and development agreement with Commissariat l'Energie Atomique

     See notes to consolidated financial statements - note 16 - related party transactions

     10.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     At December 31, 1999 and 2000, the carrying values of financial instruments, such as cash and cash equivalents, short term investments, accounts receivable and payable, other receivables and accrued liabilities and the current portion of long-term debt, approximated their market values based on the short-term maturities of these instruments.

     At December 31, 1999 and 2000, the fair values of long-term debt and other long-term liabilities, with book value of $21,354 and $4,145 were $15,043 and $3,440, respectively. Fair value is determined based on expected future cash flows, discounted at market interest rates, and other appropriate valuation methodologies.


                                                 PixTech 2000 Annual Report * 39

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (all amounts in thousands except share amounts)
--------------------------------------------------------------------------------

11.  STOCKHOLDERS'  EQUITY

     The share amounts and per share dollar amounts included herein reflect the effect of the 2 for 3 reverse stock split which was effective on July 18, 1995.

     Common  stock

     In July 18, 1995, we sold 2,500,000 shares of common stock for net proceeds of $20,998 in our initial public offering on Nasdaq.

     In February 7, 1997, we sold 3,333,000 shares of common stock in a public offering in Europe resulting in net proceeds of $15,927.

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

     In January 1999, we sold 150,000 shares of our common stock in a private placement at a price of $2.35 per share, resulting in net proceeds of $352. In consideration of the Micron Transaction (see notes to consolidated financial statements - note 20 - Micron transaction), we issued in May 1999 7,133,562 shares of our common stock, representing a total amount of $14,205, and a warrant to purchase 310,000 shares of our common stock at an exercise price of approximately $2.25 per share. The fair value of the 310,000 warrants was computed using the Black-Scholes model and was estimated at $257. In consideration of the 7,133,562 shares of common stock and 310,000 warrants issued pursuant to the Micron Transaction, we were granted certain assets, assumed certain liabilities, and received $4.3 million in cash.

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


                                                 PixTech 2000 Annual Report * 40

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (all amounts in thousands except share amounts)
--------------------------------------------------------------------------------

     In October 1999, we completed a $20 million equity private placement with Unipac Optoelectronics Corporation ("Unipac"). Under the terms of the agreement, Unipac, an active matrix liquid crystal display manufacturer based in Taiwan received 12.4 million shares of our common stock at a purchase price of $1.61 per share. With this transaction, Unipac became our largest shareholder. The net cash of this transaction was $19,963 (net of issuance costs of $36).

     In relation with the Sumitomo loan (see notes to consolidated financial statements - note 7 - long term debt), we issued, starting July 23, 1999 750,000 shares of our common stock in 1999, representing a decrease of our obligation of $1,088.

     In December 1999, in relation with the Coloray agreement, we paid an amount of $25 and issued 14,000 shares of our common stock, valued at a price of $3.57 per share, representing a total amount of $50.

     In January and February 2000, we issued 2,126,246 shares of our common stock to Sumitomo Corporation upon the conversion in full of $3,912 then outstanding under a $5,000 convertible note issued in 1997 to Sumitomo
Corporation. This note, with a remaining principal balance of $3,912, was converted at Sumitomo Corporation's option into shares of our common stock at a price of the common stock at the conversion date.

     In March 2000, we issued to Sumitomo Corporation 385,549 shares of our common stock, valued at a price of $6,48 for a total conversion price of $5,000 representing the entire outstanding amount of the straight loan payable in two installments  due  in  May  and  November  2000

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

     During the year 2000, pursuant to Kingsbridge equity-based line, we issued 2,003,925 shares of our common stock representing a total amount of $4,805 (net of issuance cost $195). At December 31, 2000 we have drawn $6,000 out of the $15,000 available.

     In April 2000, pursuant to an amendment, signed in February 2000, to the common stock Purchase Agreement dated October 6, 1999 with Unipac Optoelectronics Corporation, we completed a $15 million equity private placement with United Microelectronics Corporation. Under the term of this agreement, United Microelectronics Corporation received 9,320,359 shares of common stock at a purchase price of $1.6094 per share. With this transaction Unipac our largest shareholder, combined with its affiliate United Microelectronics Corporation
(UMC), owns approximately 40% percent of our shares of common stock outstanding. The net cash of this transaction was $15,000.

     There were 55,682,464 shares of common stock outstanding at December 31, 2000.

     Preferred  Stock

     Our Board of Directors has the authority to issue up to 1,000,000 shares of Preferred Stock and to fix the relative rights thereof. In December 1998, 500,000 shares of Preferred Stock were reserved for the issuance of "Series E Convertible Preferred Stock".


                                                 PixTech 2000 Annual Report * 41

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (all amounts in thousands except share amounts)
--------------------------------------------------------------------------------

     Convertible  Preferred  Stock

     In December 1998, we issued 367,269 shares of Series E Convertible Preferred Stock. The Preferred Stock was sold in a private placement at a price of approximately $22.53 per share, resulting in net proceeds of $8,275, before expenses payable by PixTech, which amounted to $822. The amount representing Preferred Stock we sold is generally convertible into shares of common stock starting from June 21, 1999 at a conversion price equal to the lesser of approximately $1.60938 per share of common stock or the average of the closing price of the common stock over the ten trading days immediately preceding the notice of conversion. In addition to the conversion feature, the Preferred Stock has a liquidation preference equal to the purchase price of the preferred stock and a cumulative dividend. The Preferred Stock will automatically convert into common stock on December 22, 2003. The Preferred Stock is redeemable at the option of PixTech at the issue price upon certain events. The holders of shares of Series E Preferred Stock are entitled to the number of votes equal to the number of shares of common stock into which the shares of Series E Preferred Stock held by such holder are convertible.

     At December 31, 2000, 345,174 shares of Series E Convertible Preferred Stock had been converted into shares of common stock.
     The holders of Series E Preferred Stock are entitled to receive cumulative dividends. In December 31, 2000 a dividend of $75 was accrued and recorded against Stockholders' Equity.

     In addition, we agreed to reserve, out of the authorized but unissued shares, 150% of the number of shares of common stock that the Series E Stock is convertible into. As of December 31, 2000, the Series E Stock would have been convertible into 520,187 shares of common stock thus requiring us to reserve 780,281 shares of the remaining authorized but unissued shares.

     Stock  Options

     1993  Stock  Option  Plan

     We adopted a stock option plan on November 30, 1993, the "1993 Stock Option Plan" (which was amended and restated in May 1995 and in April 1997), under which options to purchase shares of common stock may be granted to our key employees and consultants. The plan provides that the Compensation Committee of the Board of Directors shall determine the option price and that no portion of the option may be exercised beyond ten years from the date of grant. Options, which are outstanding at December 31, 2000, become exercisable within a certain period of time or when specific milestones are completed.


                                                 PixTech 2000 Annual Report * 42

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (all amounts in thousands except share amounts)
--------------------------------------------------------------------------------

     The  activity  under  the  option  plan  was  as  follows:

                                                               WEIGHTED
                                                              ----------
                                                               AVERAGE
                                                              ----------
                                      SHARES      OPTIONS     OPTION PRICE
                                   -----------  ------------  ----------
                                    AVAILABLE   OUTSTANDING   PER SHARE
                                   -----------  ------------  ----------
BALANCE AT DECEMBER 31, 1997          421,899     2,068,142
                                   -----------  ------------
Options granted                      (444,960)      444,960   $    4.626
Options exercised                           -        (1,375)       0.656
Options terminated unexercised        362,535      (362,535)       4.632
                                   -----------  ------------
BALANCE AT DECEMBER 31, 1998          339,474     2,149,192
                                   -----------  ------------
Additional shares reserved          2,500,000             -
Options granted                    (2,167,505)    2,167,505   $    1.949
Options exercised                           -      (137,217)       0.535
Options terminated unexercised        376,655      (376,655)       3.490
                                   -----------  ------------
 BALANCE AT DECEMBER 31, 1999       1,048,624     3,802,825
                                   -----------  ------------
Additional shares reserved          6,000,000
Options granted                    (2,672,150)    2,672,150   $    2.235
Options exercised                                  (284,478)       1.326
Options terminated unexercised        840,684      (840,684)       3.099
                                   -----------  ------------
 BALANCE AT DECEMBER 31, 2000       5,217,158     5,349,813
                                   -----------  ------------

     Options to purchase 1,776,081 shares and 1,663,833 shares were exercisable at weighted-average exercise prices of $2.10 and $2.243 at December 31, 1999 and December 31, 2000, respectively.

     Exercise prices for options outstanding as of December 31, 2000 ranged from $0.375 to $9.750. The weighted average remaining contractual life of those options is 7.97 years.

     The following is additional information related to options outstanding as of December 31, 2000:

                             OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                             -------------------                   -------------------
                                  WEIGHTED
EXERCISE                          AVERAGE          WEIGHTED                     WEIGHTED
PRICE              NUMBER        REMAINING         AVERAGE        NUMBER        AVERAGE
RANGE            OUTSTANDING  CONTRACTUAL LIFE  EXERCISE PRICE  EXERCISABLE  EXERCISE PRICE
---------------  -----------  ----------------  --------------  -----------  --------------
0.375 - $1.625      655,365        3.54 years           0.545      643,925           0.527
1.626 - $3.000    3,866,493        8.93 years           2.033      619,083           1.971
3.001 - $6.500      795,305        6.94 years           4.465      390,375           5.341
6.501 - $9.750       32,650        7.87 years           8.364       10,450           8.345
                 -----------                                    -----------
TOTAL              5,349,813                                      1,663,833

     Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if we had accounted for our employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following average assumptions:


                                                 PixTech 2000 Annual Report * 43

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (all amounts in thousands except share amounts)
--------------------------------------------------------------------------------

                               YEARS ENDED DECEMBER 31,
                              2000      1999      1998
                            --------  --------  --------
Expected Stock option term   4 years   4 years   4 years
Interest rate. . . . . . .        3%        3%        3%
Volatility . . . . . . . .   1.4889     0.922      0.74
Dividends. . . . . . . . .        0%        0%        0%

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. Our pro forma information follows (in thousands except for loss per share information):

                            1998       1999       2000
                          ---------  ---------  ---------
Pro forma net loss . . .  $(18,690)  $(29,893)  $(27,586)
Pro forma loss per share  $  (1.29)  $  (1.30)  $  (0.54)

     The weighted-average fair values of options granted during 1998, 1999 and 2000 were $2.82, $1.39 and $2.22, respectively.

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

     The  activity  under  the  option  plan  was  as  follows:

                                                                   WEIGHTED
                                                                ---------------
                                                                AVERAGE OPTION
                                                                ---------------
                                        SHARES      OPTIONS          PRICE
                                      ----------  ------------  ---------------
                                      AVAILABLE   OUTSTANDING      PER SHARE
                                      ----------  ------------  ---------------
 BALANCE AT DECEMBER 31, 1998            34,000        16,000
                                      ----------  ------------
   Options granted  .. . . . . . . .     (6,000)        6,000   $         1.843
 BALANCE AT DECEMBER 31, 1999            28,000        22,000
                                      ----------  ------------
   Options granted  .. . . . . . . .     (6,000)        6,000   $         4.760
   Options terminated unexercised  .      2,000        (2,000)  $         5.270
                                      ----------  ------------
 BALANCE AT DECEMBER 31, 2000            24,000        26,000
                                      ----------  ------------

     As of December 31, 2000 and at the date of grant, the exercise prices of each stock option grant under the Director Stock Plan was above our stock price. Therefore, no compensation expense was incurred.

     Warrants

     In December 1994, in connection with various equipment leases, we entered into a warrant agreement. Under this agreement, we granted a right to purchase 62,500 shares of common stock of PixTech at a purchase price of $2.88 per share. No value was ascribed to the warrant. This warrant expired unexercised on July 18, 2000.


                                                 PixTech 2000 Annual Report * 44

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (all amounts in thousands except share amounts)
--------------------------------------------------------------------------------

     In February 1996, in order to finance partially the purchase of PanoCorp assets, we granted 150,000 warrants to purchase shares of our common stock at an exercise price of $11.67 per share. See notes to consolidated financial statements - note 5 - Goodwill.

     In February 1997, in connection with the purchase of 463,708 shares of our common stock, Motorola received warrants to purchase an additional 463,708 shares of our common stock at a price of $5.50 per share, which expired unexercised on December 31, 1998.

     In May 1999, we issued a warrant to Micron to purchase 310,000 shares of our common stock at $2.25313 per share.

     We are obligated to issue a warrant to purchase 35,000 shares of our common stock to Needham & Company, Inc. in connection with an agreement for financial advisory services, which is exercisable at a price of $2.26 per share and expires on May 10, 2004.

     We are obligated to issue a warrant to purchase 75,000 shares of our common stock to Josephthal and Co. in connection with an agreement for financial advisory services, which is exercisable at a price of $2.26 per share and expires on June 17, 2004.

     In addition, we have issued a warrant to Kingsbridge to purchase 100,000 shares of our common stock at $2.30 per share that expires on February 6, 2003.

     Employee  Stock  Purchase  Plan

     In May 1995, we adopted an employee stock purchase plan (the ''Purchase Plan'') under which employees may purchase shares of common stock at a discount from fair market value. 100,000 shares of common stock are reserved for issuance under the Purchase Plan. To date, no shares have been issued under the Purchase Plan. Rights to purchase common stock under the Purchase Plan are granted at the discretion of the Compensation Committee, which determines the frequency and duration of individual offerings under the Plan and the dates when the stock may be purchased. Eligible employees, which represent all full-time employees (as defined by the Purchase Plan), participate voluntarily and may withdraw from any offering at any time before the stock is purchased. The purchase price per share of common stock in an offering is 85% of the lesser of its fair market value at the beginning of the offering period or on the applicable exercise date and may be paid through payroll deductions, periodic lump sum payments or a combination of both. The Purchase Plan terminates on May 9, 2005.

     Shares  available  for  issuance

     On January 18, 2000 the stockholders approved the increase of authorized shares of common stock from 60,000,000 to 100,000,000 shares.


                                                 PixTech 2000 Annual Report * 45

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (all amounts in thousands except share amounts)
--------------------------------------------------------------------------------

12.  OTHER  AND  DEFERRED  REVENUES

     Other  revenues  and  deferred  revenues  include  the  following:


                                                                        DECEMBER, 31
                                                        1998               1999              2000
                                                 -----------------  -----------------  -----------------
                                                 Other   Deferred   Other   Deferred   Other   Deferred
                                                 ------  ---------  ------  ---------  ------  ---------

 Grant from French Ministry of Industry (a) . .  $1,211  $       -  $    -  $       -  $    -  $       -
 Grant from French local authorities (b)  . . .     290      1,396   1,344          -       -          -
 Grant from European Union, Esprit Program (C).      96        766     962          -       -          -
 Grant from DARPA (d) . . . . . . . . . . . . .       -          -   2,092          -   5,934          -
 Grant from French Ministry of Research (e) . .       -          -       -        248       -        580
 Other  . . . . . . . . . . . . . . . . . . . .     371          -     510          -      75          -
                                                 ------  ---------  ------  ---------  ------  ---------
 TOTAL  . . . . . . . . . . . . . . . . . . . .  $1,968  $   2,162  $4,908  $     248  $6,009  $     580
                                                 ======  =========  ======  =========  ======  =========

(a) In December 1994, we were awarded a grant from the French Ministry of Industry to support manufacturing of field emission displays. The total contribution of the French Ministry of Industry amounted to $2,674. We recognized as income $800 in 1996, $663 in 1997, $1,211 in 1998.

(b) PixTech SA was awarded certain incentives to establish its manufacturing facilities in Montpellier, France. These incentives are partially subject to maintaining an operating facility in this location for a certain period of time. In 1999, revenue recognized in the amount of $87 was related to various incentives granted by French local authorities. In April 1995, we signed a grant agreement with DATAR (D l gation l'Am nagement du Territoire et l'Action R gionale), an agency of French Home Office. The obligations related to the recognition of the associated revenue were reached in 1999 for $1,257.

(c) In February 1997, we entered into a research and development agreement with the European Union. The total contribution of the European Union to the costs we incurred amounts to $962. We received prepayments in 1997, 1998 and 1999 but revenues were recognized as income in 1999, as all conditions stipulated in the agreement have been met and we recognized the entire revenue.

(d) In August 5, 1999, we were awarded a development contract by DARPA (Defense Advanced Research Projects Agency). Under the terms of the contract, we will receive approximately $4,700 to develop and produce a low-power, wide angle of view, spatial color field emission display for rapid information update applications. On April 3, 2000, an additional funding, as a continuation of the existing contract, was awarded to us for the development and demonstration of a full color, full video rate, 12.1-inch field emission display. Under this additional funding, we will receive approximately $6,300. On January 22, 2001, an additional funding of $3.1 million for the continued development of the 12.1 inch color was awarded to us. Milestone related revenue is recognized upon the achievement of such milestones as defined by the contract. Costs incurred under this contract are recognized in the period incurred as research and development expenses.

(e) In December 1998, we were awarded a grant of the French Ministry of Research for certain research and development tasks. We received $248 in 1999 and $378 in 2000, which were not recognized as revenues, and we expect to receive $200 in April 2001.

     On January 25, 2000, we entered into a research and development agreement with Audi and other partners to jointly design, develop, test and deliver a 7-inch color field emission display, for automotive applications. This agreement is part of the European Commission IST program. Under the terms of the agreement, PixTech is expected to receive funding from the European Commission of approximately $1.6 million to design and develop the field emission displays. We received a prepayment of $550 in 2001.


                                                 PixTech 2000 Annual Report * 46

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (all amounts in thousands except share amounts)
--------------------------------------------------------------------------------

13.  INCOME  TAXES

     Loss  before  income  tax  benefit  consists  of  the  following:

                                              DECEMBER 31,
                                      1998       1999       2000
                                    ---------  ---------  ---------
 France. . . . . . . . . . . . . .  $(16,614)  $(21,003)  $(17,178)
 United States . . . . . . . . . .    (3,408)    (7,424)    (8,500)
                                    ---------  ---------  ---------
 Loss before income tax benefit  .  $(20,022)  $(28,427)  $(25,678)
                                    =========  =========  =========

     The income tax benefit consists of $2,159, $0 and $0 as of December 31, 1998, 1999 and 2000, respectively, and relates to operations in France.

     A reconciliation of income taxes computed at the French statutory rate (36.67%, 40% and 36.67% respectively) to the income tax benefit is as follows:

                                                                DECEMBER 31,
                                                          1998      1999       2000
                                                        --------  ---------  --------
 Income taxes computed at the French statutory rate  .  $ 7,341   $ 11,771   $ 9,414
 Lower statutory rate of United States . . . . . . . .      (91)      (569)     (141)
 Operating losses not utilized . . . . . . . . . . . .   (7,250)   (11,202)   (9,273)
 Research credits. . . . . . . . . . . . . . . . . . .    2,159          -         -
                                                        --------  ---------  --------
 Total . . . . . . . . . . . . . . . . . . . . . . . .    2,159          -         -
                                                        ========  =========  ========

     No income tax expense was realized and no income taxes were paid in years ended December 31, 1998, 1999 and 2000.

     Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes consist of the following:

                                                DECEMBER 31,
                                       1998       1999       2000
                                     ---------  ---------  ---------
 Deferred tax assets:
   Net operating loss carryforwards  $ 18,108   $ 24,032   $ 25,699
   Deferred revenue  .                     75         (3)         1
   Research credit carryforwards  .     6,448      2,849      1,478
                                     ---------  ---------  ---------
                                       24,631     26,878     27,178
 Deferred tax liabilities:
   Deferred revenue  .                   (760)        (1)        (2)
   Deferred expense  .                    (53)        (8)        --
                                     ---------  ---------  ---------
     Total deferred tax assets  . .    23,818     26,869     27,176
 Valuation allowance  .               (19,175)   (25,614)   (27,176)
                                     ---------  ---------  ---------
 Deferred tax assets  .              $  4,643   $  1,255   $      0
                                     =========  =========  =========

     Net operating loss carryforwards can be credited against future income in France. Net operating loss carryforward of: $4,746 expires in 2001, $8,499 in 2002, $12,322 in 2003, $13,935 in 2004, $17,108 in 2005 and $13,469 can be
carried  forward  indefinitely.


                                                 PixTech 2000 Annual Report * 47

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (all amounts in thousands except share amounts)
--------------------------------------------------------------------------------

     Research credit carryforwards derive from our subsidiary, PixTech SA. In France, research credit carryforwards are calculated following certain rules defined by the tax administration. We are entitled to full payment by the tax administration of these research credit carryforwards if they are not credited against income tax liabilities within a period of three financial years. We collected $2,913 in 1999 and $1,100 in 2000.


14.  INDUSTRY  AND  GEOGRAPHIC  INFORMATION

     Our  long  lived-assets  may  be  summarized  as  follow:



                         DECEMBER 31,
                   1998     1999     2000
                  -------  -------  -------
   United States  $   227  $11,570  $ 9,237
   France . . . .   7,282    4,756    2,884
   Taiwan . . . .  11,317    8,607    6,893
                  -------  -------  -------
                   18,826   24,933   19,014


15.  SIGNIFICANT  CUSTOMERS  AND  VENDORS

     Historically, we derived our revenues principally from cooperation and license agreements with certain display manufacturers. Net revenues from cooperation and license agreements represented approximately 34% of our net revenues for the fiscal years 1998. We do not expect any significant additional milestone related revenues to be directly derived from existing cooperation and license agreements.

     In 1999 and 2000, product sales primarily reflected the shipment of displays to our first volume customer, Zoll Medical Inc.

     Service fees paid to our single manufacturer to manufacture its field emission displays represent 36% and 34% of total of operation activity in 1999 and 2000, respectively. In addition, the obligations resulting from the research and development agreement with the Commissariat l'Energie Atomique (see notes to consolidated financial statements - note 16 - related party transactions) represent 18% of our operations in 1999, and 5% in 2000.


16.  RELATED  PARTY  TRANSACTIONS

     Commissariat  al'Energie  Atomique  License  Agreement

     In  September  1992,  we entered into a license agreement with Commissariat
l'Energie  Atomique.  Commissariat   l'Energie  Atomique  holds  a  controlling
interest in Commissariat l'Energie Atomique Industrie, a shareholder of PixTech. Under this agreement, Commissariat l'Energie Atomique granted to us a royalty bearing, worldwide, exclusive license to all patents held by Commissariat l'Energie Atomique in the field of field emission displays, with a right to sublicense these patents under certain conditions. The consideration for this license is a payment of license fees and royalties based on our sales and the license fees and royalties we collected. No expense was recorded in 1993 and 1994 with respect to license fees and royalties due to Commissariat l'Energie Atomique. In 1995, $1,000 was accrued in respect of license fees and royalties due to Commissariat l'Energie Atomique in 1996. In order for us to maintain an exclusive license, it was required to make minimum royalty payments beginning in 1996. An amount of $45 payable to Commissariat l'Energie Atomique in 1997 was accrued in 1996. By paying the remaining amount due to Laboratoire d'Electronique, de Technologie et d'Instrumentation, we will fulfill the minimum royalty obligations to Laboratoire d'Electronique, de Technologie et d'Instrumentation through 1999.


                                                 PixTech 2000 Annual Report * 48

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (all amounts in thousands except share amounts)
--------------------------------------------------------------------------------

     In 1997, an amendment to the Laboratoire d'Electronique, de Technologie et d'Instrumentation license agreement was signed between the Commissariat
l'Energie  Atomique  and  us  (the  "1997  Commissariat   l'Energie  Atomique
Amendment") for a period of three years, in return for Commissariat l'Energie Atomique guarantying certain contingent payment obligations towards Sumitomo. See notes to consolidated financial statements - note 7 - long term debt. The royalty rates and minimum payments from us to Commissariat l'Energie Atomique were increased for a period of three years. In addition, we gave a security interest to Commissariat l'Energie Atomique on all its patents during the term of the amendment. An amount of $364 and $279 was accrued respectively in 1999 and in 2000, which included a minimum royalty obligation of $357 and $279, respectively pursuant to the 1997 Commissariat l'Energie Atomique Amendment.

     Commissariat   l'Energie  Atomique  Research  and  Development  Agreement

     In  September  1992,  we  entered  into a three-year renewable research and
development  agreement  with  Commissariat   l'Energie  Atomique,  under  which
Commissariat   l'Energie  Atomique,  through  its  laboratory  "Laboratoire
d'Electronique, de Technologie et d'Instrumentation" performs certain research and development activities for our benefit. This program is expected to be extended for a third three-year period ending on January 1, 2002, subject to further extension by mutual agreement of the parties. The consideration accrued for the Commissariat l'Energie Atomique for this research and development activity in 2000 amounted to approximately $696.


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

     In connection with the license of our technology to another display manufacturer, we also acquired a worldwide, non-exclusive license, without the right to sublicense, to certain technology of such licensee. We were obligated to pay certain license fees in connection with the acquisition of these rights; these payments to the licensee were $1,000 in 1995 and $1,000 in 1996. The remaining license fees payable to this licensee in the amount of $1,400 were canceled in 1997, as consideration for the purchase by such licensee of shares of our common stock in February 1997.

     In March 1998, we entered into a license agreement with Coloray, providing PixTech with a worldwide, non-exclusive royalty-free license on certain technologies related to field emission displays. In 1998, in consideration of the license and rights granted to PixTech, we paid an amount of $75 and issued 14,000 shares of our common stock, valued at a price of $3.57 per share, representing a total amount of $50. In 1999, we paid an amount of $25 and issued 14,000 shares of our common stock, representing a total amount of $50. In 2000, we issued 16,000 shares of our common stock, representing an amount of $57,000 (see notes to consolidated financial statements - note 11 -stockholders' equity).


18.  LITIGATION

     To our knowledge, there are no exceptional facts or litigation that could have or that have in the recent past had any significant impact on its business, results, financial situation, or assets and liabilities.


                                                 PixTech 2000 Annual Report * 49

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (all amounts in thousands except share amounts)
--------------------------------------------------------------------------------

19.  FINANCIAL  POSITION

     During 2000, we have incurred losses in the amount of $25,678 and used cash in operating activities of $15,317, which has adversely affected our liquidity. At December 31, 2000, we had net working deficit of $8,259 and a deficit accumulated during the development stage of $108,261. In 2000, we significantly improved our liquidity and financial position with the completion of $15.0 million equity private placement with UMC. We expect that cash available at December 2000 together with the anticipated proceeds from Kingsbridge agreement, from various grants and loans and from research and development tax credits, will be sufficient to meet our cash requirements until at least December 2001. We intent to continue improving our liquidity and financial position through capital increases expected to take place in 2001. There can be no assurance that additional funds will be available through capital increase when needed or on terms acceptable to us.


20.  MICRON  TRANSACTION

     On March 19, 1999, we entered into a definitive agreement to purchase certain assets of Micron Technology, Inc. relating to field emission displays including equipment and other tangible assets, certain contract rights and cash (the "Micron Transaction"). The Micron Transaction was closed on May 19, 1999 between PixTech and Micron and was accounted for as an acquisition of assets. The financial statements as of June 30, 1999 reflect the acquisition of assets for a cost of $17,932 and the assumption of certain liabilities in the amount of $2,958, in consideration of the issuance of 7,133,562 shares of our common stock, representing a total amount of $14,205, and a warrant to purchase 310,000 shares of our common stock. The fair value of the 310,000 warrants was computed using the Black-Scholes model and was estimated at $257. The estimated fair value of net assets acquired in the Micron Transaction was approximately $9,157 in excess of the cost of net assets acquired. Consequently, the estimated fair value of property, plant and equipment of $22,473 was proportionally reduced to the extent that the fair value of net assets acquired exceeded cost resulting in property plant and equipment of $13,316. In addition, we received cash in the amount of $4,350. Therefore, of the assets acquired for $17,932, $13,316 was reflected under the caption "Property, Plant and Equipment", and $4,350 under the caption "Cash available" in our 1999 consolidated financial statements.

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

                                    YEAR ENDED DECEMBER 31,
                                       1998       1999
                                     ---------  ---------
Net loss. . . . . . . . . . . . . .  $(26,986)  $(32,105)
Net loss to holders of common stock  $(26,998)  $(32,617)
Net loss per share of common stock.  $  (1,25)  $  (1,27)


                                                 PixTech 2000 Annual Report * 50

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (all amounts in thousands except share amounts)
--------------------------------------------------------------------------------

21.  SUBSEQUENT  EVENTS

     On January 22, 2001, PixTech was awarded additional funding from DARPA, Defense Advanced Research Projects Agency. Under the terms of the contract, we will receive approximately $3.1 million for the continued development of the
12.1 inch color, high voltage field emission display technology. This funding supplements the existing DARPA contract under which PixTech received $6.3 million in April 2000.

     In January 2001, 18,766 shares of Series E Preferred Stock were converted into 362,734 shares of common stock. As of March 13, 2001, there are 3,329 shares of Series E Preferred Stock outstanding.

     On January 24, 2001, we received the first advanced payment of $549,000 on the European Commission IST program.


                                                 PixTech 2000 Annual Report * 51

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not  Applicable



PART  III

ITEM  10.   DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The response to this item is contained in part under the caption ''Executive Officers of the Registrant'' in Part I, Item 1A hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the caption ''Election of Directors'' in our proxy statement relating to our annual meeting of stockholders scheduled for May 16, 2001.

ITEM  11.   EXECUTIVE  COMPENSATION

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption ''Executive Compensation'' in our proxy statement.

ITEM  12.   SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption ''Share Ownership'' in our proxy statement.

ITEM  13.   CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption, "certain relationships and related transactions" in the Proxy Statement and from note 16 to the consolidated financial statements included herein.


                                                 PixTech 2000 Annual Report * 52

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------

PART  IV

ITEM  14.   EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULE  AND  REPORTS  ON FORM 8-K


(A)  1.   FINANCIAL  STATEMENTS

          The  financial  statements  are  listed  under  Item 8 of this report.

     2.   FINANCIAL  STATEMENT  SCHEDULES

          The financial statement schedules are listed under Item 8 of this report.


(B)  REPORTS  ON  FORM  8-K

     Not  applicable.


(C)  EXHIBITS

Number  Description
2.1     Acquisition agreement between Micron Technology, Inc. and the Registrant dated March 19, 1999.  Filed as an Exhibit with the same number to the PixTech, Inc. Form 10-Q for the fiscal quarter ended
        March 31, 1999 and incorporated herein by reference.


2.2     Amendment Number 1 to Acquisition agreement between Micron Technology, Inc. and the Registrant dated
        April 23, 1999.  Filed as an Exhibit with the same number to the PixTech, Inc. Form 10-Q for the fiscal quarter ended March 31, 1999 and incorporated herein by reference.


2.3     Amendment Number 2 to Acquisition agreement between Micron Technology, Inc. and the Registrant dated
        May 17, 1999.  Filed as an Exhibit with the same number to the PixTech, Inc. Form 10-Q for the fiscal quarter ended March 31, 1999 and incorporated herein by reference.


3.1     Restated Certificate of Incorporation of Registrant.  Filed as Exhibit 3.2 to the PixTech, Inc. Registration
        Statement on Form S-1 (Commission File No. 33-93024) and incorporated herein by reference.


3.2     Restated By-Laws of Registrant.  Filed as Exhibit 3.4 to the PixTech, Inc. Registration Statement on Form
        S-1 (Commission File No. 33-93024) and incorporated herein by reference.


3.3     Certificate of Designations of PixTech, Inc.  Filed as Exhibit 2.1 to the PixTech, Inc. Current Report on
        Form 8-K filed January 7, 1999 and incorporated herein by reference.


3.4     Certificate of Amendment of Restated Certificate of Incorporation of Registrant.  Filed as an Exhibit with the same number to the PixTech, Inc. Form 10-Q/A for the fiscal quarter ended June 30, 1999 filed with the
        Commission on August 24, 1999 and incorporated herein by reference.


                                                 PixTech 2000 Annual Report * 53

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------

Number  Description

3.5     Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated January 18, 2000.
        Filed as an exhibit with the same number to the PixTech, Inc. Annual Report on Form 10-K for the year ended December 31, 1999 filed with the commission on March 28, 2000 and incorporated herein by reference.

4.1     Specimen certificate for shares of common stock of the Registrant.  Filed as an exhibit with the same number to the PixTech, Inc. Registration Statement on Form S-1 (Commission File No. 33-93024) and
        incorporated herein by reference.


4.2     Warrant to purchase 310,000 shares of common stock of the Registrant issued to Micron Technology, Inc.
        Filed as Exhibit 3 to Micron Technology, Inc.'s Schedule 13D filed with the Commission on May 28, 1999 and incorporated herein by reference.

4.3     Warrant to purchase 100,000 shares of common stock of the Registrant issued to Kingsbridge Capital
        Limited.  Filed as Exhibit 4.7 to the PixTech, Inc. Registration Statement on Form S-1 (Commission File
        No. 333-87001) and incorporated herein by reference.

10.1    License agreement in the Field of Flat Microtip Screens dated as of September 17, 1992 between the
        Registrant and the Commissariat a l'Energie Atomique, as amended.  Filed as Exhibit 10.1 to the PixTech,
        Inc. Registration Statement on Form S-1 (Commission File No. 33-93024) and incorporated herein by reference.  English translation filed.  Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the
        Securities Act of 1933, as amended.


10.2    Research and Development agreement in the Field of Flat Microtip Screens dated September 17, 1992
        between the Registrant and the Commissariat   l'Energie Atomique.  Filed as Exhibit 10.2 to the PixTech,
        Inc. Registration Statement on Form S-1 (Commission File No. 33-93024) and incorporated herein by reference.  English translation filed.  Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the
        Securities Act of 1933, as amended.


10.3    Cooperation and license agreement dated June 29, 1993 between the Registrant and Texas Instruments
        Incorporated.  Filed as Exhibit 10.3 to the PixTech, Inc. Registration Statement on Form S-1 (Commission
        File No. 33-93024) and incorporated herein by reference.  Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to
        Rule 406 of the Securities Act of 1933, as amended.


10.4    Cooperation and license agreement dated November 27, 1993 between the Registrant and Futaba
        Corporation.  Filed as Exhibit 10.4 to the PixTech, Inc. Registration Statement on Form S-1 (Commission
        File No. 33-93024) and incorporated herein by reference.  Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to
        Rule 406 of the Securities Act of 1933, as amended.


                                                 PixTech 2000 Annual Report * 54

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------

Number  Description

10.6    Cooperation and license agreement dated June 1, 1994 between the Registrant and Raytheon Company.
        Filed as Exhibit 10.6 to the PixTech, Inc. Registration Statement on Form S-1 (Commission File No. 33-
        93024) and incorporated herein by reference.  Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the
        Securities Act of 1933, as amended.


10.7    ESPRIT Project: 8730 Active Interest for Multimedia with Field emission display dated December 1, 1993 among the Registrant and other project participants.  Filed as Exhibit 10.7 to the PixTech, Inc. Registration
        Statement on Form S-1 (Commission File No. 33-93024) and incorporated herein by reference.


10.8    Master Lease agreement dated December 12, 1994 between COMDISCO France S.A. and PixTech France.
        Filed as Exhibit 10.8 to the PixTech, Inc. Registration Statement on Form S-1 (Commission File No. 33-
        93024) and incorporated herein by reference.


10.9    Purchase agreement dated December 23, 1994 between COMDISCO France S.A. and PixTech France.
        Filed as Exhibit 10.9 to the PixTech, Inc. Registration Statement on Form S-1 (Commission File No. 33-
        93024) and incorporated herein by reference.


10.10   Guarantee dated November 29, 1994 between the Registrant and COMDISCO.  Filed as Exhibit 10.10 to
        the PixTech, Inc. Registration Statement on Form S-1 (Commission File No. 33-93024) and incorporated herein by reference.

10.11   Leaseback agreement dated April 5, 1995 between COMDISCO France S.A. and PixTech France.  Filed as
        Exhibit 10.11 to the PixTech, Inc. Registration Statement on Form S-1 (Commission File No. 33-93024)
        and incorporated herein by reference.

10.12   Contract between L'Agence Nationale de Valorisation de la Recherche and PixTech France dated March 3,
        1993.  Filed as Exhibit 10.12 to the PixTech, Inc. Registration Statement on Form S-1 (Commission File
        No. 33-93024) and incorporated herein by reference.  English translation filed.

10.13   Amended and Restated 1993 Stock Option Plan.  Filed as an appendix to PixTech's definitive proxy statement filed with the commission on March 28, 2000.

10.14   1995 Director Stock Option Plan.  Filed as Exhibit 10.15 to the PixTech, Inc. Registration Statement on
        Form S-1 (Commission File No. 33-93024) and incorporated herein by reference.

10.15   1995 Employee Stock Purchase Plan.  Filed as Exhibit 10.16 to the PixTech, Inc. Registration Statement on
        Form S-1 (Commission File No. 33-93024) and incorporated herein by reference.

10.16   Real Estate agreement between PixTech France and IBM France dated February 15, 1994 for space located in Montpellier, France.  Filed as Exhibit 10.18 to the PixTech, Inc. Registration Statement on Form S-1
        (Commission File No. 33-93024) and incorporated herein by reference.  English translation filed.

10.17   Agreement of State Support of Technical Development and Research dated December 30, 1994 between
        PixTech France and the Ministry of Industry, Postal Services and Telecommunications and Foreign Trade.
        Filed as Exhibit 10.19 to the PixTech, Inc. Registration Statement on Form S-1 (Commission File No. 33-
        93024) and incorporated herein by reference.  English translation filed.  Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange
        Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.


                                                 PixTech 2000 Annual Report * 55

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------

Number  Description

10.18   Form of Indemnification agreement between the Registrant and each of its directors.  Filed as Exhibit 10.20 to the PixTech, Inc. Registration Statement on Form S-1 (Commission File No. 33-93024) and incorporated herein by reference.

10.19   Cooperation and license agreement dated as of June 12, 1995 between the Registrant and Motorola, Inc.
        Filed as Exhibit 10.21 to the PixTech, Inc. Registration Statement on Form S-1 (Commission File No. 33-
        93024) and incorporated herein by reference.  Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the
        Securities Act of 1933, as amended.

10.20   Lease dated as of March 1, 1996, between the Registrant, as Lessee, and Frank Deverse as Lessor. Filed as
        Exhibit 10.23 to the PixTech, Inc. Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

10.21   Termination agreement dated July 15, 1996 between the Registrant and Texas Instrument Incorporated.
        Filed as Exhibit 10 to the PixTech, Inc. Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference.  Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Act of 1934, as amended.

10.22   Amendment No. 1 dated February 6, 1997, to the Cooperation and license agreement between the Registrant and Motorola.  Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the
        Securities Act of 1934, as amended.

10.23   Foundry agreement between PixTech, S.A. and Unipac Optoelectronics Corporation dated May 22, 1997.
        Filed as Exhibit 10.29 to the PixTech, Inc. Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.

10.24   Distribution and Financing agreement between Sumitomo Corporation, PixTech Inc. and PixTech S.A.
        dated as of July 21, 1997.  Filed as Exhibit 10.30 to the PixTech, Inc. Form 10-K for the fiscal year ended
        December 31, 1997 and incorporated herein by reference.

10.25   Cross-Licensing Period Extension between Raytheon Company and Pixel International, S.A. (now PixTech
        S.A.) dated as of September 4, 1997.  Filed as Exhibit 10.31 to the PixTech, Inc. Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.

10.26   Amendment No 14 to the license agreement on the Microtips Display between PixTech, Inc. and the
        Commissariat a l'Energie Atomique.  Filed as Exhibit 10.32 to the PixTech, Inc. Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.

10.27   License agreement, dated March 16, 1998, between the Registrant and Coloray Display Corporation.  Filed
        as Exhibit 10.1 to the PixTech, Inc. Form 10-Q for the fiscal quarter ended March 31, 1998 and incorporated herein by reference.

10.28   Employment agreement of Jean-Luc Grand-Clement dated January 19, 1999.  Filed as Exhibit 10.38 to the
        PixTech, Inc. Form 10-Q for the fiscal quarter ended March 31, 1999 and incorporated herein by reference.

10.29   Employment agreement of Michel Garcia dated September 9, 1992.  Filed as Exhibit 10.39 to the PixTech,
        Inc. Form 10-Q for the fiscal quarter ended March 31, 1999 and incorporated herein by reference.

10.30   Employment agreement of Jean-Jacques Louart dated April 7, 1997.  Filed as Exhibit 10.40 to the PixTech,
        Inc. Form 10-Q for the fiscal quarter ended March 31, 1999 and incorporated herein by reference.


                                                 PixTech 2000 Annual Report * 56

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------

Number  Description

10.31   Lease agreement, dated as of May 19, 1999, between the Registrant and Micron Technology, Inc.  Filed as
        Exhibit 10.44 to the PixTech, Inc. Form 10-Q for the fiscal quarter ended June 30, 1999 and incorporated herein by reference.

10.32   Employment agreement of James J. Cathey dated May 20, 1999.  Filed as Exhibit 10.45 to the PixTech, Inc.
        Form 10-Q for the fiscal quarter ended June 30, 1999 and incorporated herein by reference.

10.33   Patent cross license agreement dated May 19, 1999 between the Registrant and Micron Technology, Inc.
        Filed as Exhibit 10.46 to the PixTech, Inc. Form 10-Q/A for the fiscal quarter ended June 30, 1999 filed with the Commission on August 24, 1999 and incorporated herein by reference.

10.34   Investor Rights agreement dated as of May 19, 1999 between the Registrant and Micron Technology, Inc.
        Filed as Exhibit 2 to Micron Technology, Inc.'s Schedule 13D filed with the Commission on May 28, 1999 and incorporated herein by reference.
10.35   Private Equity Line agreement by and between Kingsbridge Capital Limited and PixTech, Inc. dated as of
        August 9, 1999.  Filed as Exhibit 10.48 to the PixTech, Inc. Registration Statement on Form S-1
        (Commission File No. 333-87001) and incorporated herein by reference.

10.36   Registration Rights agreement dated as of August 9, 1999 by and between PixTech, Inc. and Kingsbridge
        Capital Limited.  Filed as Exhibit 10.49 to the PixTech, Inc. Registration Statement on Form S-1
        (Commission File No. 333-87001) and incorporated herein by reference.

10.37   Common stock Purchase Agreement by and between PixTech, Inc. Unipac Optoelectronics Corporation dated as of October 6, 1999.  Filed as Exhibit 10.50 to the PixTech, Inc. Current Report on form 8-K filed on October 28, 1999 and incorporated herein by reference.

10.38   Employment Agreement of Dieter Mezger dated February 2nd, 2000.  Filed as Exhibit 10.51 to the
        PixTech, Inc. Annual Report on Form 10-K for the year ended December 31, 1999 filed with the commission on March 28, 2000 and incorporated herein by reference.

10.39   Amendment, dated February 29, 2000, to common stock Purchase Agreement by and between PixTech, Inc.
        and Unipac Optoelectronics Corporation dated as of October 6, 1999.  Filed as Exhibit 2.1 to the PixTech,
        Inc. Current Report on Form 8-K filed on May 8, 2000 and incorporated herein by reference.


21.1    Subsidiaries of the Registrant.  Filed as an exhibit with the same number to the PixTech, Inc. Registration
        Statement on Form S-1 (Commission File No. 33-93024) and incorporated herein by reference.

23.1    Consent of Ernst & Young.  Filed herewith.


                                                 PixTech 2000 Annual Report * 57

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------

SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                         PixTech


                                    By:  /s/   DIETER MEZGER
 Dated: March 30, 2001                 ------------------------
                                               DIETER MEZGER
                                                 PRESIDENT


SIGNATURE                                TITLE                   DATE
---------------------------  -----------------------------  --------------

/s/   DIETER MEZGER          Chief Executive Officer,       March 30, 2001
---------------------------  President and Director
DIETER MEZGER                (Principal Executive Officer)



/s/   Jean-Luc Grand-Clment  Chairman of the Board          March 30, 2001
---------------------------
JEAN-LUC GRAND-CLEMENT



/s/   Marie Boem             Chief Financial Officer        March 30, 2001
---------------------------  (Principal Financial Officer)
MARIE BOEM



/s/   John A. Hawkins        Director                       March 30, 2001
---------------------------
JOHN A. HAWKINS



/s/   Ronald RITCHIE         Director                       March 30, 2001
---------------------------
RONALD RITCHIE



/s/   ANDRE BORREL           Director                       March 30, 2001
---------------------------
ANDRE BORREL


                                                 PixTech 2000 Annual Report * 58

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------

STOCKHOLDER  AND  OTHER  INFORMATION


TRADEMARKS
PixTech(R)  is  a  registered  trademark.


AUDITORS                                 INVESTOR RELATIONS CONTACTS
Ernst & Young
408 avenue du Prado                      PIXTECH
BP 116                                   2700 Augustine Drive-Suite 255
13267 Marseilles-France                  Santa Clara, California 95054
011-33-4-91-23-66-66                                     (408) 986-8868
                                         Fax: (408) 986-9896

LEGAL COUNSEL                            U.S. AGENCY
Palmer & Dodge LLP                       Lillian Armstrong
One Beacon Street                        Kris Otridge
Boston, Massachusetts 02108              Lippert/Heilshorn & Ass.
(617) 573-0100                                           (415) 433-3777
                                         Fax: (415) 433-5577

TRANSFER AGENT & REGISTRAR
American Stock Transfer & Trust Company
40 Wall Street-46th floor
New York, NY 10005
(718) 921-8275


ANNUAL  MEETING  OF  STOCKHOLDERS
The Annual Meeting of Stockholders of PixTech, Inc. will be held on Wednesday, May 16, 2001 at 4 p.m. local time at the Grand Hyatt, Park Avenue, Grand Central, in New York, New York.

MARKET  FOR  COMMON  STOCK
NASDAQ  National  Market  Symbol:  PIXT
EASDAQ  Market  Symbol:  PIXT


STOCK  PRICES  ($)

                        YEAR ENDED DEC. 31,
                      1999             2000
                 --------------  ---------------
                 High     Low     High     Low
First Quarter   3 5/16    1 1/2  11 5/8        1
Second Quarter   2 5/8  1 11/32   5 1/8    1 7/8
Third Quarter    2 1/4  1 15/32   4 5/7   1 8/15
Fourth Quarter   2 5/8    1 1/2   2 3/4  0 15/16


On December 31, 2000, there were approximately 82 stockholders of record. We have never declared or paid any cash dividends on our common stock and do not anticipate doing so in the foreseeable future.


                                                 PixTech 2000 Annual Report * 59

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------

CORPORATE  INFORMATION


================================================================================

DIRECTORS                            EXECUTIVE OFFICERS
JEAN-LUC GRAND-CLEMENT               DIETER MEZGER
Chairman of the Board of Directors   CEO and President

DIETER MEZGER                        MARIE BOEM
CEO and President                    Chief Financial Officer

JOHN HAWKINS (1)                     JAMES J. CATHEY
Managing Partner                     Vice President, Marketing and Business Development
Generation Partners
                                     DONALD E. CRIM
RONALD RITCHIE (1) (2)               Vice President, Manufacturing, Taiwan

ANDRE BORREL (2)                     MICHEL GARCIA
                                     Vice President, Chief Technology Officer

                                     JEAN-JACQUES LOUART
                                     Vice President, Operations

(1)  Member  of  the  Compensation  Committee
(2)  Member  of  the  Audit  Committee


                                                 PixTech 2000 Annual Report * 60