Form 10-Q
period 2001-03-31
PIXTECH INC /DE/
filed 2001-05-14
CIK 946144

FORM 10-Q
                                    ---------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                 For the quarterly period ending March 31, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the transition period from ______ to ______
                Commission file number 0-26380
                _______________________________________________


                                  PIXTECH, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                              04-3214691
--------------------------------------------------------------------------------
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                          Identification No.)


                  Avenue Olivier Perroy, 13790 Rousset, France
             2700 Augustine Drive, Suite 255, Santa Clara, CA 95054
             (Address of principal executive offices)     (Zip code)
--------------------------------------------------------------------------------


                              011-33-4-42-29-10-00
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes  X   No
                                             ---     ---

The number of shares outstanding of each of the issuer's classes of Common Stock as of

            Class                                    Outstanding at May 14, 2001
            -----                                    ---------------------------
Common Stock, $.01 par value                                  56,045,198

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  PIXTECH, INC.
                                  -------------

                                TABLE OF CONTENTS
                                -----------------
                                                                        PAGE NO.
                                                                        --------
PART I    FINANCIAL  INFORMATION

  ITEM 1  Financial  Statements

          Condensed Consolidated Balance Sheets as of
          March 31, 2001 and December  31,  2000. . . . . . . . . . . . . . .  3

          Condensed Consolidated Statements of Comprehensive
          Operations for the Three Month Periods Ending March
          31, 2001 and 2000, and the period from June 18, 1992
          (date  of  inception)  through  March  31,  2001. . . . . . . . . .  4

          Condensed  Consolidated  Statements of Cash Flows
          for the Three Month Periods ending March 31, 2001
          and  2000,  and  the  period  from June  18,  1992
          (date  of  inception)  through  March  31,  2001. . . . . . . . . .  5

          Condensed Consolidated Statements of Stockholders' Equity . . . . .  6


          Notes to Condensed Consolidated Financial Statements. . . . . .  7 - 9

  ITEM 2  Management's Discussion and Analysis of Financial
          Condition  and Results  of  Operations. . . . . . . . . . . .  10 - 13

  ITEM 3  Quantitative and Qualitative Disclosures Regarding
          Market  Risk . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

PART II   OTHER  INFORMATION

  ITEM 2  Changes  in  Securities. . . . . . . . . . . . . . . . . . . . . .  14

  ITEM 6  Exhibits  and  Reports  on  Form 8-K . . . . . . . . . . . . . . .  15

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16


                            ____________________________________________________
                             Pixtech, Inc - Form 10Q - March 31, 2001 -Page 2/14

                                            PIXTECH, INC.
                                     (A DEVELOPMENT STAGE COMPANY)

                              CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                         MARCH 31,    DECEMBER 31,
                                                                           2001           2000
                                                                        -----------  --------------
                                                                         (UNAUDITED)
                                     ASSETS
Current assets
  Cash and cash equivalents available. . . . . . . . . . . . . . . . .  $   10,446   $      16,847
  Restricted cash - short term . . . . . . . . . . . . . . . . . . . .         833             833
  Accounts receivable
    Trade. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          94             148
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         794             596
  Inventories
    Raw Materials  . . . . . . . . . . . . . . . . . . . . . . . . . .       1,236           1,019
    Finished Goods . . . . . . . . . . . . . . . . . . . . . . . . . .          37              41
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         708             737
                                                                        -----------  --------------
      Total current assets . . . . . . . . . . . . . . . . . . . . . .      14,148          20,221
Restricted cash - long term. . . . . . . . . . . . . . . . . . . . . .         208             417
Property, plant and equipment, net . . . . . . . . . . . . . . . . . .      17,152          19,014
Goodwill, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --               6
Other assets - long term . . . . . . . . . . . . . . . . . . . . . . .          55              58
                                                                        -----------  --------------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .  $   31,563   $      39,716
                                                                        ===========  ==============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current portion of long term debt. . . . . . . . . . . . . . . . .  $      894   $       1,146
    Current portion of capital lease obligations . . . . . . . . . . .         101             157
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .       6,586           7,885
    Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .       1,638           1,612
                                                                        -----------  --------------
      Total current liabilities. . . . . . . . . . . . . . . . . . . .       9,219          10,800
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,078             580
Long term debt, less current portion . . . . . . . . . . . . . . . . .       2,725           2,962
Capital lease obligation, less current portion . . . . . . . . . . . .       5,169           5,133
Other long term liabilities, less current portion. . . . . . . . . . .          35              37
                                                                        -----------  --------------
      Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .      18,226          19,512
                                                                        ===========  ==============
STOCKHOLDERS' EQUITY
    Convertible preferred stock Series E, $0.01 per value, authorized shares-1,000,000 ; issued and outstanding shares-3,329 and 22,095
respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1               1
    Common Stock, $0.01 per value, authorized shares-100,000,000 ;
issued and outstanding shares-56,045,198 and 55,682,464 respectively .         560             557
    Additional paid-in capital  .. . . . . . . . . . . . . . . . . . .     132,037         131,983
    Cumulative other comprehensive income  . . . . . . . . . . . . . .      (3,929)         (4,076)
    Deficit accumulated during development stage  .. . . . . . . . . .    (115,332)       (108,261)
                                                                        -----------  --------------
        Total stockholders' equity  .. . . . . . . . . . . . . . . . .      13,337          20,204
                                                                        -----------  --------------
        Total liabilities and stockholders' equity  .. . . . . . . . .  $   31,563   $      39,716
                                                                        ===========  ==============

                            See accompanying notes.


                            ____________________________________________________
                             Pixtech, Inc - Form 10Q - March 31, 2001 -Page 3/14

                                            PIXTECH, INC.
                                     (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 (UNAUDITED)
                                                                                   Period from
                                                                ------------------June 18, 1992
                                                                   Three Months     (date of
                                                                ------------------  inception)
                                                                 Ending March 31,    through
                                                                ------------------  March 31,
                                                                  2001      2000       2001
                                                                --------  --------  ----------
Revenues
  Cooperation and license revenues . . . . . . . . . . . . . .  $    --   $    --   $  26,449
  Product sales. . . . . . . . . . . . . . . . . . . . . . . .       51        86       3,692
  Other revenues . . . . . . . . . . . . . . . . . . . . . . .    1,098     1,904      17,921
                                                                --------  --------  ----------
    Total revenues . . . . . . . . . . . . . . . . . . . . . .    1,149     1,990      48,062
                                                                --------  --------  ----------
Cost of revenues
  License fees and royalties . . . . . . . . . . . . . . . . .       (3)      (88)     (2,190)
                                                                --------  --------  ----------
Gross margin . . . . . . . . . . . . . . . . . . . . . . . . .    1,146     1,902      45,872
                                                                --------  --------  ----------
Operating expenses
  Research and development:
  Acquisition of intellectual property rights. . . . . . . . .       --       (57)     (5,022)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .   (7,196)   (7,794)   (136,419)
                                                                --------  --------  ----------
                                                                 (7,196)   (7,851)   (141,441)
  Marketing and sales. . . . . . . . . . . . . . . . . . . . .     (200)     (313)     (9,191)
  Administrative and general expenses. . . . . . . . . . . . .     (760)     (813)    (19,328)
                                                                --------  --------  ----------
                                                                 (8,156)   (8,977)   (169,960)
                                                                --------  --------  ----------
Loss from operations . . . . . . . . . . . . . . . . . . . . .   (7,010)   (7,075)   (124,088)
Other income / (expense)
  Interest income. . . . . . . . . . . . . . . . . . . . . . .      190       338       5,135
  Interest expense . . . . . . . . . . . . . . . . . . . . . .      (87)     (309)     (5,103)
  Foreign exchange (losses) / gains. . . . . . . . . . . . . .     (190)      359         617
  Other revenues . . . . . . . . . . . . . . . . . . . . . . .       26        --         214
                                                                --------  --------  ----------
                                                                    (61)      388         863
Loss before income tax benefit . . . . . . . . . . . . . . . .   (7,071)   (6,687)   (123,225)
Income tax benefit . . . . . . . . . . . . . . . . . . . . . .       --        --       7,893
                                                                --------  --------  ----------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(7,071)  $(6,687)  $(115,332)
                                                                ========  ========  ==========
  Dividends accrued to holders of Preferred Stock. . . . . . .       (3)      (89)       (644)
                                                                --------  --------  ----------
Net loss to holders of Common Stock. . . . . . . . . . . . . .  $(7,074)  $(6,776)  $(115,976)
                                                                ========  ========  ==========

  Net loss per share of Common Stock . . . . . . . . . . . . .  $ (0.13)  $ (0.16)
                                                                ========  ========

  Shares of Common Stock used in computing net loss per share.   55,948    40,562

  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .  $(7,071)  $(6,687)  $(115,976)
  Change in other comprehensive income . . . . . . . . . . . .      147      (748)     (3,929)
                                                                --------  --------  ----------
  Comprehensive net loss . . . . . . . . . . . . . . . . . . .  $(6,924)  $(7,435)  $(119,105)
                                                                ========  ========  ==========

                            See accompanying notes.


                            ____________________________________________________
                             Pixtech, Inc - Form 10Q - March 31, 2001 -Page 4/14

                                         PIXTECH, INC.
                                 (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                         (UNAUDITED)

                                                                                          PERIOD FROM
                                                                                         JUNE 18, 1992
                                                                                           (DATE  OF
                                                                    THREE MONTHS ENDING    INCEPTION)
                                                                         MARCH 31,           THROUGH
                                                                 ------------------------   MARCH 31,
                                                                    2001         2000         2001
                                                                 -----------  -----------  -----------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (7,071)      (6,687)    (115,332)

Total adjustments to net loss . . . . . . . . . . . . . . . . .       2,004        2,717       44,993
                                                                 -----------  -----------  -----------
Net cash used in operating activities . . . . . . . . . . . . .      (5,067)      (3,970)     (70,339)
                                                                 -----------  -----------  -----------

INVESTING ACTIVITIES
Additions to property, plant, and equipment . . . . . . . . . .        (334)        (761)     (22,737)
Reclassification of restricted cash as cash available . . . . .         208        5,625       (1,191)
Additions to intangible assets. . . . . . . . . . . . . . . . .          --           --         (130)
                                                                 -----------  -----------  -----------

Net cash provided by / (used in) investing activities . . . . .        (126)       4,864      (24,058)

FINANCING ACTIVITIES
Stock issued. . . . . . . . . . . . . . . . . . . . . . . . . .          --        3,296      112,333
Proceeds from long-term borrowings. . . . . . . . . . . . . . .          --           --       19,028
Proceeds from sale leaseback transactions . . . . . . . . . . .          --           --        2,731
Payments for equipment purchases financed by accounts payable .          --           --       (3,706)
Repayments of long term borrowing and capital lease obligations        (312)      (5,832)     (20,041)
                                                                 -----------  -----------  -----------
Net cash provided by used in financing activities . . . . . . .        (312)      (2,536)     110,345
                                                                 -----------  -----------  -----------

Effect of exchange rates on cash. . . . . . . . . . . . . . . .        (896)        (685)      (5,502)
                                                                 -----------  -----------  -----------

Net increase / (decrease) in cash and cash equivalents. . . . .      (6,401)      (2,327)      10,446
Cash and cash equivalents beginning of period . . . . . . . . .      16,847       14,663           --
                                                                 -----------  -----------  -----------
Cash and cash equivalents end of period . . . . . . . . . . . .  $   10,446   $   12,336   $   10,446
                                                                 ===========  ===========  ===========

                            See accompanying notes.


                            ____________________________________________________
                             Pixtech, Inc - Form 10Q - March 31, 2001 -Page 5/14

                                        PIXTECH, INC.
                                 (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (IN THOUSANDS, EXCEPT SHARE  AMOUNTS)

                                                      CONVERTIBLE PREFERRED    COMMON STOCK
                                                        -------------------  -------------------
                                                               STOCK
                                                        -------------------
                                                                                                                 DIVIDENDS
                                                                                                                ------------
                                                                                                                 ACCRUED TO
                                                                                                                ------------
                                                                                                   ADDITIONAL    HOLDERS OF
                                                                                                  ------------  ------------
                                                         SHARES                SHARES               PAID-IN      PREFERRED
                                                        ---------            ----------           ------------  ------------
                                                         ISSUED     AMOUNT     ISSUED    AMOUNT     CAPITAL        STOCK
                                                        ---------  --------  ----------  -------  ------------  ------------
  BALANCE AT DECEMBER 31, 1997                                               13,762,732  $   138  $    57,067

  Common stock issued in private placements, net
of issuance costs -- $44                                                      1,236,222       12        4,493
  Issuance of Series E convertible preferred stock,
net of issuance costs -- $822
  Issuance of Series E convertible preferred stock
in December, net of issuance costs -- $822               367,269   $     4                              7,449           (12)
  Issuance of common stock under stock option
plan                                                                              1,375                     1
  Translation adjustment
  Net loss-Year ended December 31, 1998
                                                        ---------  --------  ----------  -------  ------------  ------------
  BALANCE AT DECEMBER 31, 1998                           367,269   $     4   15,000,329  $   151  $    69,012   $       (12)

  Common stock issued in private placements                                     150,000        2          350
  Issuance costs and dividends accrued in relation
to Series E convertible preferred stock issued in
December 1998                                                                                             (36)         (512)
  Conversion of Series E preferred stock                 (70,000)  $    (1)   1,114,220       11          (10)
  Issuance of common stock in connection with
the acquisition of certain assets of Micron Display,
net of issuance costs -- $511                                                 7,133,562       71       14,134
  Issuance of warrants                                                                                    297
 Issuance of common stock following conversion
of Sumitomo  convertible loan                                                   750,000        8        1,081
 Issuance of common stock under stock option
plan                                                                            137,217        1           72
 Issuance of common stock in connection with
Equity Line   Kingsbridge, net of issuance costs --
176                                                                             624,809        6          818
  Issuance of common stock in connection with
private placement, net of issuance Costs -- $36                              12,427,146      124       19,839
  Issuance of common stock in connection with
Coloray                                                                          14,000        1           50
  Translation adjustment
  Net loss-Year ended December 31, 1999
                                                        ---------  --------  ----------  -------  ------------  ------------
  BALANCE AT DECEMBER 31, 1999                           297,269   $     3   37,351,283  $   376  $   105,606   $      (525)

  Dividends accrued in relation to Series E
convertible Preferred Stock issued in December 98                                                                       450
    Conversion of Series E Preferred Stock              (275,174)       (3)   4,195,254       42          (38)
  Issuance of common stock following conversion
of Sumitomo convertible loan                                                  2,126,246       21        3,890
  Issuance of common stock following conversion
of Sumitomo straight loan                                                       385,549        4        2,496
  Issuance of common stock in connection with
Kingsbridge Equity Line, net of issuance costs of
195                                                                           2,003,295       20        4,785
  Issuance of common stock in connection with
Coloray                                                                          16,000       --           57
  Issuance of common stock in connection with
private placement, net of issuance costs -- $13                               9,320,359       93       14,893
  Issuance of common stock under stock option
plan                                                                            284,478        3          368
  Translation adjustment
  Net loss-Year ended December 31, 2000
                                                        ---------  --------  ----------  -------  ------------  ------------
  BALANCE AT DECEMBER 31, 2000                            22,095   $     1   55,682,464  $   557  $   132,058   $       (75)
  Dividends accrued in relation to Series E
convertible Preferred Stock issued in December 98
(unaudited)                                                                                                              (3)
Conversion of Series E Preferred Stock
(unaudited)                                              (18,766)       (0)     362,734        3           (8)           65
Translation adjustment (unaudited)
Net loss-Three months ended March 31, 2001
(unaudited)
                                                        ---------  --------  ----------  -------  ------------  ------------
BALANCE AT MARCH 31, 2001 (UNAUDITED)                      3,329   $     1   56,045,198  $   560  $   132,050   $       (13)
------------------------------------------------------  ---------  --------  ----------  -------  ------------  ------------


                                                          OTHER       DEFICIT
                                                        ---------     -------
                                                          OTHER     ACCUMULATED
                                                        ---------   -----------
                                                         COMPRE        DURING
                                                        ---------      ------
                                                         HENSIVE    DEVELOPMENT
                                                        ---------   -----------
                                                         INCOME        STAGE        TOTAL
                                                        ---------  -------------  ---------
  BALANCE AT DECEMBER 31, 1997                          $ (2,132)  $    (36,293)  $ 18,780

  Common stock issued in private placements, net
of issuance costs -- $44                                                             4,506
  Issuance of Series E convertible preferred stock,
net of issuance costs -- $822
  Issuance of Series E convertible preferred stock
in December, net of issuance costs -- $822                                           7,440
  Issuance of common stock under stock option
plan                                                                                     1
  Translation adjustment                                     392                       392
  Net loss-Year ended December 31, 1998                                 (17,863)   (17,863)
                                                        ---------  -------------  ---------
  BALANCE AT DECEMBER 31, 1998                          $ (1,740)  $    (54,156)  $ 13,257

  Common stock issued in private placements                                            352
  Issuance costs and dividends accrued in relation
to Series E convertible preferred stock issued in
December 1998                                                                         (548)
  Conversion of Series E preferred stock
  Issuance of common stock in connection with
the acquisition of certain assets of Micron Display,
net of issuance costs -- $511                                                       14,205
  Issuance of warrants                                                                 297
 Issuance of common stock following conversion
of Sumitomo  convertible loan                                                        1,088
 Issuance of common stock under stock option
plan                                                                                    73
 Issuance of common stock in connection with
Equity Line   Kingsbridge, net of issuance costs --
176                                                                                    824
  Issuance of common stock in connection with
private placement, net of issuance Costs -- $36                                     19,963
  Issuance of common stock in connection with
Coloray                                                                                 51
  Translation adjustment                                  (1,249)                   (1,249)
  Net loss-Year ended December 31, 1999                                 (28,428)   (28,428)
                                                        ---------  -------------  ---------
  BALANCE AT DECEMBER 31, 1999                          $ (2,989)  $    (82,584)  $ 19,885

  Dividends accrued in relation to Series E
convertible Preferred Stock issued in December 98                                      450
    Conversion of Series E Preferred Stock                                               1
  Issuance of common stock following conversion
of Sumitomo convertible loan                                                         3,912
  Issuance of common stock following conversion
of Sumitomo straight loan                                                            2,500
  Issuance of common stock in connection with
Kingsbridge Equity Line, net of issuance costs of
195                                                                                  4,805
  Issuance of common stock in connection with
Coloray                                                                                 57
  Issuance of common stock in connection with
private placement, net of issuance costs -- $13                                     14,987
  Issuance of common stock under stock option
plan                                                                                   370
  Translation adjustment                                  (1,087)                   (1,087)
  Net loss-Year ended December 31, 2000                                 (25,678)   (25,678)
                                                        ---------  -------------  ---------
  BALANCE AT DECEMBER 31, 2000                          $ (4,076)  $   (108,261)  $ 20,204
  Dividends accrued in relation to Series E
convertible Preferred Stock issued in December 98
(unaudited)                                                                             (3)
Conversion of Series E Preferred Stock
(unaudited)                                                                             60
Translation adjustment (unaudited)                           147                       147
Net loss-Three months ended March 31, 2001
(unaudited)                                                              (7,071)    (7,071)
                                                        ---------  -------------  ---------
BALANCE AT MARCH 31, 2001 (UNAUDITED)                   $ (3,929)  $   (115,332)  $ 13,337
------------------------------------------------------  ---------  -------------  ---------

                             See accompanying notes


                            ____________________________________________________
                             Pixtech, Inc - Form 10Q - March 31, 2001 -Page 6/14

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (ALL AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

NOTE  A  -  BASIS  OF  PRESENTATION

The financial information as of March 31, 2001, and for the three-month periods ended March 31, 2001 and 2000 is unaudited but includes all adjustments, that are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the presented periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results of the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ending December 31, 2000 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2001.


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

In March 2000, pursuant to an agreement dated December 17, 1999 with Unipac, the guaranty was reduced by $5,000 in consideration of a payment in cash of the same amount to Unipac. Pursuant to the terms of this agreement, this $5,000 payment will be considered as a prepayment against our future payments to Unipac concerning the equipment leased by Unipac to us. Consequently, the amount of the security interest to the banks was reduced to $1,041 at March 31, 2001 (see note D - capital leases).


NOTE  C  -  PROPERTY,  PLANT  AND  EQUIPMENT

Pursuant to the Foundry Agreement, volume FED production equipment was installed at Unipac's facility. That equipment was purchased and funded by Unipac, and a portion of it is leased to us. This portion amounted to $10,079 at March 31, 2001. According to Financial Accounting Standard 13, "Accounting for Leases", this equipment was recorded as an asset under the caption "Property, Plant and Equipment" and amounted to $5,640 at March 31, 2001. Depreciation of $420 was recorded during the three-month period ended March 31, 2001. As of March 31, 2001, the related capital lease obligation amounted to $5,169, all of which is classified as long term.


NOTE  D  -  CAPITAL  LEASES

We are party to certain sale-leaseback transactions for equipment used in our pilot production plant in Montpellier, France, and, pursuant to the Foundry Agreement, a portion of volume field emission displays production equipment installed at Unipac's facility is leased to us. According to Financial Accounting Standard 13, "Accounting for Leases", a capital lease obligation was recorded in 1998. In March 2000, the related capital lease obligation was reduced by $5,000 following the prepayment of the same amount made in cash to Unipac and amounted to $5,169 at March 31, 2001 (see note B-restricted cash and note C-property, plant and equipment).


                            ____________________________________________________
                             Pixtech, Inc - Form 10Q - March 31, 2001 -Page 7/14

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

Future minimum payments under capital lease obligations at March 31, 2001 are as follow:

  YEARS ENDING DECEMBER 31,

  2001 . . . . . . . . . . . . . . . . . . . . . . . . .  $  105
  2002 . . . . . . . . . . . . . . . . . . . . . . . . .     602
  2003 . . . . . . . . . . . . . . . . . . . . . . . . .   1,735
  2004  .. . . . . . . . . . . . . . . . . . . . . . . .   3,004
                                                          -------
  Total minimum payments  .. . . . . . . . . . . . . . .   5,447
  Less amount representing interest  . . . . . . . . . .    (177)
                                                          -------
  Present value of minimum capitalized lease payments  .  $5,270
                                                          -------

NOTE  E  -  LONG  TERM  DEBT

During the three-month period ended March 31, 2001, long term debt was reduced by $489. The reduction was mainly due to the payment to Heller Financial of our last maturity.

Long-term debt consists of certain loans payable under which future minimum payments, at March 31, 2001, are as follow:

  YEARS ENDING DECEMBER 31,

  2001 . . . . . . . . . . . . . . . . . . . .     808
  2002 . . . . . . . . . . . . . . . . . . . .   1,068
  2003 . . . . . . . . . . . . . . . . . . . .     175
  2004 . . . . . . . . . . . . . . . . . . . .     256
  2005 . . . . . . . . . . . . . . . . . . . .   1,312
                                                ------
  Total minimum payments   . . . . . . . . . .  $3,619
                                                ======

NOTE  F  -  STOCKHOLDERS'  EQUITY

Convertible  Preferred  Stock:

In the three-month period ended March 31, 2001, we issued an aggregate of 362,734 shares of Common Stock upon the conversion of an aggregate of 18,766 shares of Series E Preferred Stock at an average conversion price of $1.60938. At March 31, 2001, there were 3,329 shares of Series E Preferred Stock outstanding. These shares of Series E Preferred Stock were convertible into shares of Common Stock using a conversion price equal to the lesser of approximately $1.60938 per share of Common Stock or the average closing price of our Common Stock over the ten trading days immediately preceding the notice of conversion.

The holders of Series E Preferred Stock are entitled to cumulative dividends. At March 31, 2001 a dividend of $13 was accrued and recorded against stockholders'equity.

In addition, we are required to reserve, out of the authorized but unissued shares, 150% of the number of shares of Common Stock that the Series E Stock are convertible into. As of March 31, 2001, the Series E Stock would have been convertible into 54,518 shares of Common Stock, thus requiring us to reserve 81,777 shares of the remaining authorized but unissued shares.


NOTE  G  -  FINANCIAL  POSITION

During the three-month period ended March 31, 2001, we have continued to experience losses and have used cash in operating activities of $5,067. As of March 31, 2001, we had a net working deficit of $6,356 and a deficit accumulated during development stage of $115,333.


                            ____________________________________________________
                             Pixtech, Inc - Form 10Q - March 31, 2001 -Page 8/14

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Management Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements reflecting management's current expectation regarding our future financial performance. Such expectations are based on certain assumptions and involve risks and uncertainties. These uncertainties include, but are not limited to, the risk associated with transitioning to high volume manufacturing of field emission display at Unipac, product demand and market acceptance risks, the commitment of Unipac and/or of our licensees, our ability to grant other licenses under field emission display technology, the validity and enforceability of our patent rights, possible infringement by us of patent rights of others, the impact of competitive products and prices, product development risks, commercialization difficulties and technological delays or difficulties. See also "Outlook: Issues and Risks" described more fully in our Annual Report on Form 10-K for year ended December 31, 2000 (pages 18 to 23) filed with the Securities and Exchange Commission on March 30, 2001.


RESULTS  OF  OPERATIONS

     Product  Sales
     --------------
     We recognized product sales of $51,000 in the three-month period ended March 31, 2001 as compared to $86,000 in the three-month period ended March 31, 2000. In the three-month period ended March 31, 2001 and 2000, product revenues primarily consisted of shipments of displays sold at volume prices to Zoll Medical. Since the last quarter of 1998, we have been shipping field emission displays manufactured by our contract manufacturer, Unipac, to our customers in limited quantities.

     Other  Revenues
     ---------------
     Other revenues consist of funding under various public development contracts and other miscellaneous revenues. We recognized other revenues of $1,098,000 for the three-month period ended March 31, 2001, as compared to $1,904,000 in the same period of 2000. Of these revenues, in the three-month period ending March 31, 2001, $1,083,000 was related to a development contract awarded to us by DARPA (Defense Advanced Research Projects Agency) in August 1999 and for which we had received additional funding in April 2000 and January 2001. Under the terms of this DARPA contract, we recognized and received a total amount of $4.7 million, which represented the entire amount of this initial DARPA funding. In April 2000, we began development efforts on a 12.1 inch color field emission display under the same DARPA contract of which we have received $4,965,000 as of March 31, 2001. We announced the successful delivery of the
12.1 inch full color field emission displays to U.S. Army on August 14, 2000. Then, in January 2001, we were awarded for an additional funding for the continued development of the 12.1 inch color, high voltage field emission display technology. As of March 31, 2001, the remaining DARPA funding that we are entitled to receive is approximately $4.5 million.


     Other  Research  and  Development  Expenses
     -------------------------------------------
     We have spent $7.2 million for research and development during the three-month period ended March 31, 2001 as compared to $7.8 million in the same period of 2000. This decrease is mainly due to lower depreciation costs as major equipment in our pilot plant in Montpellier have been acquired in 1994 and 1995 and are now fully amortized, as well as a decrease in rental costs and property tax.

     Sales  and  Marketing  Expenses
     -------------------------------
     Sales and marketing expenses decreased 37% from $313,000 in the three-month period ended March 31, 2000 to $200,000 in the three-month period ended March 31, 2001. We reported last year our investors relation expenses in sales and marketing, while this year expenses are included in the general and administration expenses. However, we believe sales and marketing expenses may increase in the future, reflecting the expansion of our sales and marketing organization both in the United States and in Europe.


                            ____________________________________________________
                             Pixtech, Inc - Form 10Q - March 31, 2001 -Page 9/14

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

     General  and  Administrative  Expenses
     --------------------------------------
     We spent $760,000 in general and administrative during the three-month period ended March 31, 2001, compared to $813,000 during the same period in 2000. This decrease reflects a decrease in consulting and legal fees from the previous year.

     Interest  Income  (Expense),  Net
     ---------------------------------
     Interest income is comprised of interest on available and restricted cash. Interest expense is comprised of interest payable on long-term obligations. Net interest income was $103,000 in the three-month period ended March 31, 2001, compared to a net interest income of $29,000 in the same period of 2000 due to higher cash balances invested in money market instruments.

     Currency  Fluctuations
     ----------------------
     Although a significant portion of our revenues are denominated in U.S. dollars, a substantial portion of our operating expenses are denominated in Euros. Gains and losses on the conversion to U.S. dollars of assets and liabilities denominated in Euros may contribute to fluctuations in our results of operations, which are reported in U.S. dollars. Most of our capital lease obligations are expressed in Taiwanese dollars. In the past, fluctuations of the parity of the Taiwanese dollar versus the Euro caused significant foreign exchange gains or losses and may continue to do so in the future. We recorded a net foreign exchange loss of $190,000 in the first quarter of 2001 compared to a net foreign exchange gain of $359,000 during the same period last year. We cannot predict the effect of exchange rate fluctuations on future operating results. To date, we have not undertaken hedging transactions to cover our currency exposure, but we may do so in the future.


LIQUIDITY  AND  CAPITAL  RESOURCES

Cash used in operations was $5.0 million during the three-month period ended March 31, 2001, compared to $3.9 million in the three-month period ended March 31, 2001.

We have used $70.3 million in cash to fund our operations since inception through March 31, 2001 and have incurred $24.0 million in capital expenditures.

Capital expenditures were $334,000 during the three-month period ended March 31, 2001, compared to $761,000 during the same period in 2000. These capital expenditures exclude assets acquired under capital lease obligations. During the three-month period ended March 31, 2001, capital expenditures were focused on our virtual private worldwide network, and research and development equipment to improve our new projects. Implementing volume production at Unipac's manufacturing plant required significant capital expenditure. Pursuant to the Foundry Agreement, Unipac funded $14.7 million in capital expenditures for equipment. A portion of that equipment is leased to us and the gross amount of this equipment is $10.1 million as of March 31, 2001. We expect that additional capital expenditures will be required by the end of 2001 and in 2002, and that we will increase capacity at Unipac and complete implementation of manufacturing processes for both monochrome and color products.

During the three-month period ended March 31, 2001, restricted cash was reclassified as cash available in the amount of $208,000. Restricted cash was related to the security interest corresponding to the guaranty granted to Unipac in connection with the purchase and funding by Unipac of volume field emission displays production equipment. In March 2000, pursuant to an agreement dated December 17, 1999 signed with Unipac, the guaranty was reduced by $5.0 million in consideration of a payment in cash of the same amount to Unipac. Pursuant to the terms of this agreement, this $5.0 million payment will be considered as a prepayment against our future payments to Unipac related to the equipment leased by Unipac to us. Consequently, the amount of the security interest to the banks was reduced by the same amount and amounted to $1,041,000 at March 31, 2001.

Cash used in financing activities was $312,000 in the three-month period ended March 31, 2001, compared to $2.5 million used in the three-month period ended March 31, 2000. In the three-month period ended March 31, 2001, we used cash for repayment of long term borrowing. In the same period last year, cash generated from financing activities included sales of shares of Common Stock, resulting in net proceeds of $3.3 million while repayment of long term liabilities amounted to $5.8 million, including the $5.0 million prepayment made to Unipac.


                            ____________________________________________________
                            Pixtech, Inc - Form 10Q - March 31, 2001 -Page 10/14

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

Since our inception, we have funded our operations and capital expenditure primarily from the proceeds of equity financing aggregating $112.3 million and from borrowings and sale-leaseback transactions aggregating $21.7 million.

In 1997 and January 1999, we entered into two research and development agreements with French authorities. Under these agreements, we expect to benefit from zero-interest loans totaling approximately $3.0 million, of which we received $482,000 in April 2000 and $2.0 million in 1999. We expect to receive $200,000 in the second quarter of 2001.

In November 1998, we entered into a research and development agreement with French authorities. Under this agreement, we expect to receive a total grant of approximately $679,000, of which we received $196,000 in 1999 and $367,000 in 2000. The $196,000 and $367,000 collected in 1999 and in 2000, respectively, were not recognized as income as all conditions stipulated in the agreement were not met. We expect to receive $215,000 in the second quarter of 2001.

On August 5, 1999, DARPA awarded a development contract to us amounting to $4.7 million, of which we received $1.5 million in 1999 and $3.2 million in 2000. On April 3, 2000, in addition to and as a continuation of the existing development contract, we were awarded an additional $6.3 million funding for the development and demonstration of a full color, full video rate, 12.1 inch field emission display for which to date, we received $4.9 million. On January 22, 2001 we were awarded an additional $3.1 million funding, further supplementing the August 1999 and April 2000 contracts for the continued development of the 12.1 inch color, high voltage field emission display technology.

We have recognized French income tax benefits of $7.9 million since inception. These income tax benefits represent tax credits for research and development activities conducted in France, which are paid in cash to us if it is not possible to credit them against future income tax liabilities within three fiscal years. In April 1999, we collected $3.0 million from research and development tax credit recorded in 1995. We collected $1.1 million in June 2000, in connection with the research and development tax credit recorded in 1996.

In August 9, 1999, we secured a $15.0 million equity-based line of credit with Kingsbridge Capital Ltd. Under the terms of the equity line, we can draw up to $15.0 million cash in exchange for our Common Stock, in increments over a two-year period. The decision to draw down any of the funds and the timing and account of any such draw are at our sole discretion, subject to certain conditions. Such conditions include limitations depending on the volume and the market price of our Common Stock. Through March 31, 2001, we have drawn a total amount of $6.0 million under the equity line.

In January 25, 2000, we signed an agreement with Audi and other partners to jointly design, develop, test and deliver a 7-inch color field emission display for automotive applications. This agreement is part of the European Commission IST program. Under the terms of this agreement, the total funding is approximately $1.7 million, of which $521,000 was received in January 2001.

Cash available as of March 31, 2001 was $10.4 million, compared to $16.8 million as of December 31, 2000. We expect that cash available on March 31, 2001, with the anticipated proceeds from the Kingsbridge equity-based line of credit, and cash from various grants and loans described above and from research and development tax credits, will be sufficient to meet our cash requirements for the near future.

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


                            ____________________________________________________
                            Pixtech, Inc - Form 10Q - March 31, 2001 -Page 11/14

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The market risk exposure inherent to our international operations creates potential for losses arising from adverse changes in foreign currency exchange rates. We are exposed to such foreign currency exchange rate risk in two main areas: (i) a substantial portion of our operating expenses are, and are expected to be, denominated in Euros, and (ii) most of our capital lease obligations are expressed in Taiwanese dollars. Fluctuations of the parity of the Taiwanese dollar versus the Euro or the U.S. dollar may cause significant foreign exchange gains or losses. In addition, gains and losses arising from the conversion to U.S. dollars of assets and liabilities denominated in Euros or in Taiwanese dollars may contribute to fluctuations in our results of operations, which are reported in U.S. dollars. To date, we have not undertaken hedging transactions to cover its currency exposure. We are also exposed to interest rate risks in connection with certain long-term debt. We do not, however, enter into market sensitive instruments for trading purposes.


                            ____________________________________________________
                            Pixtech, Inc - Form 10Q - March 31, 2001 -Page 12/14

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

PIXTECH,  INC.

PART  II     Other  Information

     ITEM  2   Changes  in  Securities:

               (a)  Not  applicable

               (b)  Not  applicable

               (c)  In  January  2001,  18,766  shares  of  Series E Convertible
               Preferred Stock were converted into shares of Common Stock, resulting in the issuance of 362,734 shares of our Common Stock. After this transaction, the remaining Series E Stock outstanding, including accrued dividends, is convertible into 54,518 shares of Common Stock using a conversion price of $1.60938. As of May 14, 2001, there were 3,329 shares of Series E Preferred Stock outstanding.




     ITEM  6   Exhibits  and  reports  on  Form  8-K
               -------------------------------------

               (a)  Exhibits
               3.1  -  Certificate  of  Incorporation  of  Registrant.  Filed as
               Exhibit 3.2 to the PixTech, Inc. Registration Statement on Form S-1 (Commission File No. 33-93024) and incorporated herein by reference.

               3.2 - Restated By-Laws of Registrant. Filed as Exhibit 3.4 to the PixTech, Inc. Registration Statement on Form S-1 (Commission File No. 33-93024) and incorporated herein by reference.

               3.3  -  Certificate  of  Designations  of  PixTech, Inc. Filed as
               Exhibit 2.1 to the PixTech, Inc. Current Report on Form 8-K filed January 7, 1999 and incorporated herein by reference.

               3.4 - Certificate of Amendment of Restated Certificate of Incorporation of Registrant. Filed as an Exhibit with the same number to the PixTech, Inc. Form 10-Q/A for the fiscal quarter ended June 30, 1999 filed with the Commission on August 24, 1999 and incorporated herein by reference.

               3.5 - Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated January 18, 2000. Filed as an exhibit with the same number to the PixTech, Inc. Annual Report on Form 10-K for the year ended December 31, 1999 filed with the commission on March 28, 2000 and incorporated herein by reference.

               (b)  Reports  on  Form  8-K:
                    -----------------------

                    No reports on Form 8-K were filed during the first quarter of 2001.


                            ____________________________________________________
                            Pixtech, Inc - Form 10Q - March 31, 2001 -Page 13/14

                                  PIXTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

PIXTECH,  INC.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PIXTECH,  INC.


Date:  May  14,  2001
                                        BY:  /s/  Marie  Boem
                                           ------------------
                                        Marie  Boem,
                                        Principal  Financial  Officer


                            ____________________________________________________
                            Pixtech, Inc - Form 10Q - March 31, 2001 -Page 14/14