Form 10-Q
period 2001-06-30
PIXTECH INC /DE/
filed 2001-08-14
CIK 946144

FORM 10-Q
                                    ---------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ending June 30, 2001

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______
                Commission file number 0-26380
                _______________________________________________


                                  PIXTECH, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                  04-3214691
--------------------------------------------------------------------------------
    (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                    Identification No.)


     Avenue Olivier Perroy, 13790 Rousset, France
     2700 Augustine Drive, Suite 255, Santa Clara, CA      95054
--------------------------------------------------------------------------------
    (Address of principal executive offices)             (Zip code)


                              011-33-4-42-29-10-00
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes  X    No
                                             ---      ---

The number of shares outstanding of each of the issuer's classes of Common Stock as of

               Class                       Outstanding at August 14, 2001
               -----                       ------------------------------
     Common Stock, $.01 par value                    56,129,792

                                       PixTech, Inc.
                               (A DEVELOPMENT STAGE COMPANY)


                                       PIXTECH, INC.
                                       -------------

                                     TABLE OF CONTENTS
                                     -----------------

                                                                                       PAGE NO.
                                                                                       --------
PART I       FINANCIAL INFORMATION

     ITEM 1  Financial Statements

             Condensed Consolidated Balance Sheets as of June 30, 2001 and
             December 31, 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

             Condensed Consolidated Statements of Comprehensive Operations for the
             Three Month Periods and Six Month Periods Ending June 30, 2001 and
             2000, and the period from June 18, 1992 (date of inception) through
             June 30, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4

             Condensed Consolidated Statements of Cash Flows for the Six Month
             Periods ending June, 2001 and 2000, and the period from June 18,  1992
             (date of inception) through June 30, 2001 . . . . . . . . . . . . . . . .     5

             Condensed Consolidated Statements of Stockholders' Equity . . . . . . . .     6

             Notes to Condensed Consolidated Financial Statements. . . . . . . . . . .   7 - 8

     ITEM 2  Management's Discussion and Analysis of Financial Condition and Results
             of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9 - 13

     ITEM 3  Quantitative and Qualitative Disclosures Regarding Market Risk. . . . . .    14

PART II      OTHER INFORMATION

     ITEM 2  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . .    15

     ITEM 4  Submission of Matters to a vote of Security Holders . . . . . . . . . . .    15

     ITEM 6  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . .    16

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17

Exhibit index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

                               -------------------------------------------------
                               PixTech, Inc - Form 10Q -June 30, 2001 - Page 2/2
--------------------------------------------------------------------------------

                                             PixTech, Inc.
                                    (A DEVELOPMENT STAGE COMPANY)

                                CONDENSED CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                           JUNE 30,     DECEMBER 31,
                                                                             2001           2000
                                                                         ------------  --------------
                                                                         (UNAUDITED)
                               ASSETS

Current assets
  Cash and cash equivalents available . . . . . . . . . . . . . . . . .  $     7,531   $      16,847
  Restricted cash - short term. . . . . . . . . . . . . . . . . . . . .          833             833
  Accounts receivable
    Trade . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           90             148
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          436             596
  Inventories
    Raw Materials . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,166           1,019
    Finished Goods. . . . . . . . . . . . . . . . . . . . . . . . . . .           82              41
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          739             737
                                                                         ------------  --------------
      Total current assets. . . . . . . . . . . . . . . . . . . . . . .       10,877          20,221
Restricted cash - long term . . . . . . . . . . . . . . . . . . . . . .           --             417
Property, plant and equipment, net. . . . . . . . . . . . . . . . . . .       15,469          19,014
Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --               6
Other assets - long term. . . . . . . . . . . . . . . . . . . . . . . .          149              58
                                                                         ------------  --------------
      Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . .  $    26,495   $      39,716
                                                                         ============  ==============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current portion of long term debt . . . . . . . . . . . . . . . . . .  $        --   $       1,146
  Current portion of capital lease obligations. . . . . . . . . . . . .           66             157
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .        7,468           7,885
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .        1,623           1,612
                                                                         ------------  --------------
      Total current liabilities . . . . . . . . . . . . . . . . . . . .        9,157          10,800
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,157             580
Long term debt, less current portion. . . . . . . . . . . . . . . . . .        3,475           2,962
Capital lease obligation, less current portion. . . . . . . . . . . . .        4,930           5,133
Other long term liabilities, less current portion . . . . . . . . . . .           35              37
                                                                         ------------  --------------
      Total liabilities . . . . . . . . . . . . . . . . . . . . . . . .       18,754          19,512
                                                                         ============  ==============
STOCKHOLDERS' EQUITY
  Convertible preferred stock Series E, $0.01 per value, authorized shares-1,000,000 ; issued and outstanding shares-3,329 and 22,095
respectively. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1               1
  Common Stock, $0.01 per value, authorized shares-100,000,000 ;
issued and outstanding shares-56,047,198 and 55,682,464 respectively  .          560             557
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . .      132,039         131,983
  Cumulative other comprehensive income . . . . . . . . . . . . . . . .       (3,913)         (4,076)
  Deficit accumulated during development stage  . . . . . . . . . . . .     (120,946)       (108,261)
                                                                         ------------  --------------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . . .        7,741          20,204
                                                                         ------------  --------------
      Total liabilities and stockholders' equity  . . . . . . . . . . .  $    26,495   $      39,716
                                                                         ============  ==============

                             See accompanying notes.


                               -------------------------------------------------
                               PixTech, Inc - Form 10Q -June 30, 2001 - Page 3/3
--------------------------------------------------------------------------------

                                                  PixTech, Inc.
                                         (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  (UNAUDITED)

                                                                                                         Period from
                                                                      Three                Six            June 18,
                                                                      Months              Months         1992 (date
                                                                      Ending              Ending        of inception)
                                                                      June 30,            June 30,         through
                                                                ------------------  --------------------   June 30,
                                                                  2001      2000      2001       2000        2001
                                                                --------  --------  ---------  ---------  ----------
Revenues
  Cooperation and license revenues . . . . . . . . . . . . . .  $    --   $    --   $     --   $     --   $  26,449
  Product sales. . . . . . . . . . . . . . . . . . . . . . . .       45       131         96        217       3,737
  Other revenues . . . . . . . . . . . . . . . . . . . . . . .    1,135     2,009      2,233      3,913      19,056
                                                                --------  --------  ---------  ---------  ----------
      Total revenues . . . . . . . . . . . . . . . . . . . . .    1,180     2,140      2,329      4,130      49,242
                                                                --------  --------  ---------  ---------  ----------
Cost of revenues
  License fees and royalties . . . . . . . . . . . . . . . . .       --       (94)        (3)      (182)     (2,190)
                                                                --------  --------  ---------  ---------  ----------
Gross margin . . . . . . . . . . . . . . . . . . . . . . . . .    1,180     2,046      2,326      3,948      47,052
                                                                --------  --------  ---------  ---------  ----------
Operating expenses
  Research and development:
  Acquisition of intellectual property rights. . . . . . . . .       --        --         --        (57)     (5,022)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .   (6,885)   (7,920)   (14,081)   (15,714)   (143,304)
                                                                --------  --------  ---------  ---------  ----------
                                                                 (6,885)   (7,920)   (14,081)   (15,771)   (148,326)
  Marketing and sales. . . . . . . . . . . . . . . . . . . . .     (275)     (258)      (475)      (571)     (9,466)
  Administrative and general expenses. . . . . . . . . . . . .     (728)     (684)    (1,488)    (1,497)    (20,056)
                                                                --------  --------  ---------  ---------  ----------
                                                                 (7,888)   (8,862)   (16,044)   (17,839)   (177,848)
                                                                --------  --------  ---------  ---------  ----------
Loss from operations . . . . . . . . . . . . . . . . . . . . .   (6,708)   (6,816)   (13,718)   (13,892)   (130,796)
Other income / (expense)
  Interest income. . . . . . . . . . . . . . . . . . . . . . .      129       274        319        612       5,264
  Interest expense . . . . . . . . . . . . . . . . . . . . . .      (78)     (134)      (165)      (443)     (5,181)
  Foreign exchange (losses) / gains. . . . . . . . . . . . . .      322       (27)       132        332         939
  Other revenues . . . . . . . . . . . . . . . . . . . . . . .       31        17         57         17         245
                                                                --------  --------  ---------  ---------  ----------
                                                                    404       130        343        518       1,267
Loss before income tax benefit . . . . . . . . . . . . . . . .   (6,304)   (6,686)   (13,875)   (13,373)   (129,529)
Income tax benefit . . . . . . . . . . . . . . . . . . . . . .      690        --        690         --       8,583
                                                                --------  --------  ---------  ---------  ----------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(5,614)  $(6,686)  $(12,685)  $(13,373)  $(120,946)
                                                                ========  ========  =========  =========  ==========
  Dividends accrued to holders of Preferred Stock. . . . . . .       (2)       (8)        (5)       (97)       (646)
                                                                --------  --------  ---------  ---------  ----------
Net loss to holders of Common Stock. . . . . . . . . . . . . .  $(5,616)  $(6,694)  $(12,690)  $(13,470)  $(121,592)
                                                                ========  ========  =========  =========  ==========

  Net loss per share of Common Stock . . . . . . . . . . . . .  $ (0.10)  $ (0.13)  $  (0.23)  $  (0.29)
                                                                ========  ========  =========  =========

  Shares of Common Stock used in computing net loss per share    56,046    51,718     55,997     46,140

  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .  $(5,614)  $(6,686)  $(12,685)  $(13,373)  $(115,976)
  Change in other comprehensive income . . . . . . . . . . . .       16       (66)       163       (812)     (3,929)
                                                                --------  --------  ---------  ---------  ----------
  Comprehensive net loss . . . . . . . . . . . . . . . . . . .  $(5,598)  $(6,752)  $(12,522)  $(14,185)  $(119,105)
                                                                ========  ========  =========  =========  ==========

                            See accompanying notes.


                               -------------------------------------------------
                               PixTech, Inc - Form 10Q -June 30, 2001 - Page 4/4
--------------------------------------------------------------------------------

                                          PixTech, Inc.
                                  (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                           (UNAUDITED)

                                                                                      PERIOD FROM
                                                                                     JUNE 18, 1992
                                                                                       (DATE OF
                                                                                       INCEPTION)
                                                                  SIX MONTHS ENDING     THROUGH
                                                                        JUNE 30,        JUNE 30,
                                                                 --------------------  ----------
                                                                   2001       2000        2001
                                                                 ---------  ---------  ----------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(12,685)  $(13,373)  $(120,946)

Total adjustments to net loss . . . . . . . . . . . . . . . . .     6,022      5,175      49,011
                                                                 ---------  ---------  ----------
Net cash used in operating activities . . . . . . . . . . . . .    (6,663)    (8,198)    (71,935)
                                                                 ---------  ---------  ----------

INVESTING ACTIVITIES
Additions to property, plant, and equipment . . . . . . . . . .      (635)    (1,327)    (23,038)
Reclassification of restricted cash as cash available . . . . .       416      5,833        (983)
Additions to intangible assets. . . . . . . . . . . . . . . . .        --         --        (130)
                                                                 ---------  ---------  ----------

Net cash provided by / (used in) investing activities . . . . .      (219)     4,506     (24,151)

FINANCING ACTIVITIES
Stock issued  . . . . . . . . . . . . . . . . . . . . . . . . .        --     18,212     112,333
Proceeds from long-term borrowings. . . . . . . . . . . . . . .        --         --      19,028
Proceeds from sale leaseback transactions . . . . . . . . . . .        --         --       2,731
Payments for equipment purchases financed by accounts payable .        --         --      (3,706)
Repayments of long term borrowing and capital lease obligations      (310)    (4,290)    (20,039)
                                                                 ---------  ---------  ----------
Net cash provided by used in financing activities . . . . . . .      (310)    13,922     110,347
                                                                 ---------  ---------  ----------

Effect of exchange rates on cash. . . . . . . . . . . . . . . .    (2,124)      (763)     (6,730)
                                                                 ---------  ---------  ----------

Net increase / (decrease) in cash and cash equivalents. . . . .    (9,316)     9,467       7,531
Cash and cash equivalents beginning of period . . . . . . . . .    16,847     14,663          --
                                                                 ---------  ---------  ----------
Cash and cash equivalents end of period . . . . . . . . . . . .  $  7,531   $ 24,130   $   7,531
                                                                 =========  =========  ==========

                            See accompanying notes.


                               -------------------------------------------------
                               PixTech, Inc - Form 10Q -June 30, 2001 - Page 5/5
--------------------------------------------------------------------------------

                                                      PixTech, Inc.
                                              (A DEVELOPMENT STAGE COMPANY)

                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY  (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                   CONVERTIBLE PREFERRED STOCK  COMMON STOCK
                                                   ---------------------------  ------------
                                                                                                                 DIVIDENDS
                                                                                                                ------------
                                                                                                                 ACCRUED TO
                                                                                                                ------------
                                                                                                   ADDITIONAL    HOLDERS OF
                                                                                                  ------------  ------------
                                                         SHARES                SHARES               PAID-IN      PREFERRED
                                                        ---------            ----------           ------------  ------------
                                                         ISSUED     AMOUNT     ISSUED    AMOUNT     CAPITAL        STOCK
                                                        --------------------------------------------------------------------
 BALANCE AT DECEMBER 31, 1997                                                13,762,732  $   138  $    57,067

  Common stock issued in private placements, net
of issuance costs -- $44                                                      1,236,222       12        4,493
  Issuance of Series E convertible preferred stock,
net of issuance costs -- $822 Issuance of Series E
convertible preferred stock in December, net of
 issuance costs -- $822                                  367,269   $     4                              7,449           (12)
  Issuance of common stock under stock option
plan                                                                              1,375                     1
  Translation adjustment

  Net loss-Year ended December 31, 1998
                                                        --------------------------------------------------------------------
  BALANCE AT DECEMBER 31, 1998                           367,269   $     4   15,000,329  $   151  $    69,012   $       (12)

  Common stock issued in private placements                                     150,000        2          350
  Issuance costs and dividends accrued in relation
to Series E convertible preferred stock issued in
December 1998                                                                                             (36)         (512)
  Conversion of Series E preferred stock                 (70,000)  $    (1)   1,114,220       11          (10)
  Issuance of common stock in connection with
the acquisition of certain assets of Micron Display,
net of issuance costs -- $511                                                 7,133,562       71       14,134
Issuance of warrants                                                                                      297

Issuance of common stock following conversion
of Sumitomo  convertible loan                                                   750,000        8        1,081
 Issuance of common stock under stock option
plan                                                                            137,217        1           72
 Issuance of common stock in connection with
Equity Line   Kingsbridge, net of issuance costs --
$176                                                                             624,809        6          818
 Issuance of common stock in connection with
private placement, net of issuance Costs -- $36                              12,427,146      124       19,839
 Issuance of common stock in connection with
Coloray                                                                          14,000        1           50
 Translation adjustment

 Net loss-Year ended December 31, 1999
                                                        --------------------------------------------------------------------
 BALANCE AT DECEMBER 31, 1999                            297,269   $     3   37,351,283  $   376  $   105,606   $      (525)

 Dividends accrued in relation to Series E
convertible Preferred Stock issued in December 98                                                                       450
   Conversion of Series E Preferred Stock               (275,174)       (3)   4,195,254       42          (38)
 Issuance of common stock following conversion
of Sumitomo convertible loan                                                  2,126,246       21        3,890
 Issuance of common stock following conversion
of Sumitomo straight loan                                                       385,549        4        2,496
 Issuance of common stock in connection with
Kingsbridge Equity Line, net of issuance costs of
195                                                                           2,003,295       20        4,785
 Issuance of common stock in connection with
Coloray                                                                          16,000       --           57
 Issuance of common stock in connection with
private placement, net of issuance costs -- $13                               9,320,359       93       14,893
 Issuance of common stock under stock option
plan                                                                            284,478        3          368
 Translation adjustment

 Net loss-Year ended December 31, 2000
                                                        --------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                             22,095   $     1   55,682,464  $   557  $   132,058   $       (75)

 Dividends accrued in relation to Series E
convertible Preferred Stock issued in December 98
(unaudited)                                                                                                              (5)
Conversion of Series E Preferred Stock
(unaudited)                                              (18,766)       (0)     362,734        3           (8)           65
 Issuance of common stock under stock option
plan   (unaudited)                                                                2,000        0            3
Translation adjustment (unaudited)
Net loss-Six months ended June 30, 2001
(unaudited)
                                                        --------------------------------------------------------------------
BALANCE AT JUNE 30, 2001 (UNAUDITED)                       3,329   $     1   56,045,198  $   560  $   132,053   $       (15)
====================================                    =========  ========  ==========  =======  ============  ============


                                                          OTHER       DEFICIT
                                                        ---------  -------------
                                                          OTHER     ACCUMULATED
                                                        ---------  -------------
                                                         COMPRE       DURING
                                                        ---------  -------------
                                                         HENSIVE    DEVELOPMENT
                                                        ---------  -------------
                                                         INCOME        STAGE        TOTAL
                                                        -----------------------------------
 BALANCE AT DECEMBER 31, 1997                           $ (2,132)  $    (36,293)  $ 18,780

  Common stock issued in private placements, net
of issuance costs -- $44
  Issuance of Series E convertible preferred stock,
net of issuance costs -- $822 Issuance of Series E
convertible preferred stock in December, net of
 issuance costs -- $822                                                              4,506

                                                                                     7,440
  Issuance of common stock under stock option
plan                                                                                     1
  Translation adjustment                                     392                       392
                                                        -----------------------------------
  Net loss-Year ended December 31, 1998                                 (17,863)   (17,863)

  BALANCE AT DECEMBER 31, 1998                          $ (1,740)  $    (54,156)  $ 13,257

  Common stock issued in private placements                                            352
  Issuance costs and dividends accrued in relation
to Series E convertible preferred stock issued in
December 1998                                                                         (548)
  Conversion of Series E preferred stock
  Issuance of common stock in connection with
the acquisition of certain assets of Micron Display,
net of issuance costs -- $511                                                       14,205
Issuance of warrants                                                                   297
 Issuance of common stock following conversion
of Sumitomo  convertible loan                                                        1,088
 Issuance of common stock under stock option
plan                                                                                    73
 Issuance of common stock in connection with
Equity Line   Kingsbridge, net of issuance costs --
$176                                                                                   824
 Issuance of common stock in connection with
private placement, net of issuance Costs -- $36                                     19,963
 Issuance of common stock in connection with
Coloray                                                                                 51
 Translation adjustment                                   (1,249)                   (1,249)

 Net loss-Year ended December 31, 1999                                  (28,428)   (28,428)
                                                        -----------------------------------
 BALANCE AT DECEMBER 31, 1999                           $ (2,989)  $    (82,584)  $ 19,885

 Dividends accrued in relation to Series E
convertible Preferred Stock issued in December 98                                      450
   Conversion of Series E Preferred Stock                                                1
 Issuance of common stock following conversion
of Sumitomo convertible loan                                                         3,912
 Issuance of common stock following conversion
of Sumitomo straight loan                                                            2,500
 Issuance of common stock in connection with
Kingsbridge Equity Line, net of issuance costs of
195                                                                                  4,805
 Issuance of common stock in connection with
Coloray                                                                                 57
 Issuance of common stock in connection with
private placement, net of issuance costs -- $13                                     14,987
 Issuance of common stock under stock option
plan                                                                                   370
 Translation adjustment                                   (1,087)                   (1,087)

 Net loss-Year ended December 31, 2000                                  (25,678)   (25,678)
                                                        -----------------------------------
 BALANCE AT DECEMBER 31, 2000                           $ (4,076)  $   (108,261)  $ 20,204

 Dividends accrued in relation to Series E
convertible Preferred Stock issued in December 98
(unaudited)                                                                             (5)
Conversion of Series E Preferred Stock
(unaudited)                                                                             60
 Issuance of common stock under stock option
plan   (unaudited)                                                                       3
Translation adjustment (unaudited)                           163                       163
Net loss-Six months ended June 30, 2001
(unaudited)                                                             (12,685)   (12,685)
                                                        -----------------------------------
BALANCE AT JUNE 30, 2001 (UNAUDITED)                    $ (3,913)  $   (120,946)  $  7,741
                                                        ===================================

                             See accompanying notes


                               -------------------------------------------------
                               PixTech, Inc - Form 10Q -June 30, 2001 - Page 6/6
--------------------------------------------------------------------------------

                                  PixTech, Inc.
                          (A DEVELOPMENT STAGE COMPANY)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (ALL AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

NOTE A - BASIS OF PRESENTATION

The financial information as of June 30, 2001, and for the three-month and six-month periods ended June 30, 2001 and 2000, is unaudited but includes all adjustments that are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the presented periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results of the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ending December 31, 2000 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2001.


NOTE B - RESTRICTED CASH

In August 1997, we provided AU Optronics ("Unipac"), our Asian manufacturing partner, with a written bank guaranty in the amount of $10,000 pursuant to the display foundry agreement (the "Foundry Agreement") signed in May 1997 in order to implement volume production of field emission displays at Unipac's manufacturing facility. We granted the issuing banks a security interest in cash and cash equivalents for the same amount. The pledged cash and cash equivalents have been recorded as short-term and long-term restricted cash on the balance sheet.

In March 2000, pursuant to an agreement dated December 17, 1999 with Unipac, the guaranty was reduced by $5,000 in consideration of a payment in cash of the same amount to Unipac. Pursuant to the terms of this agreement, this $5,000 payment will be considered as a prepayment against our future payments to Unipac concerning the equipment leased by Unipac to us. Consequently, the amount of the security interest to the banks was reduced to $833 at June 30, 2001 (see note D
- capital leases).


NOTE C - PROPERTY, PLANT AND EQUIPMENT

Pursuant to the Foundry Agreement, volume FED production equipment was installed at Unipac's facility. That equipment was purchased and funded by Unipac, and a portion of it is leased to us. This portion amounted to $9,677 at June 30, 2001. According to Financial Accounting Standard 13, "Accounting for Leases", this equipment was recorded as an asset under the caption "Property, Plant and Equipment" and amounted to $5,002 at June 30, 2001. Depreciation of $833 was recorded during the six-month period ended June 30, 2001. As of June 30, 2001, the related capital lease obligation amounted to $4,930, all of which is classified as long term.


NOTE D - CAPITAL LEASES

We are party to certain sale-leaseback transactions for equipment used in our pilot production plant in Montpellier, France, and, pursuant to the Foundry Agreement, a portion of volume field emission displays production equipment installed at Unipac's facility is leased to us. Pursuant to Financial Accounting Standard 13, "Accounting for Leases", a capital lease obligation was recorded in 1998. In March 2000, the related capital lease obligation was reduced by $5,000 following the prepayment of the same amount made in cash to Unipac and amounted to $4,930 at June 30, 2001 (see note B-restricted cash and note C-property, plant and equipment).


                               -------------------------------------------------
                               PixTech, Inc - Form 10Q -June 30, 2001 - Page 7/7
--------------------------------------------------------------------------------

                                  PixTech, Inc.
                          (A DEVELOPMENT STAGE COMPANY)


Future minimum payments under capital lease obligations at June 30, 2001 are as follow:

      YEARS ENDING DECEMBER 31,
      2001 . . . . . . . . . . . . . . . . . . . . . . . . .  $   67
      2002 . . . . . . . . . . . . . . . . . . . . . . . . .     833
      2003 . . . . . . . . . . . . . . . . . . . . . . . . .   1,797
      2004  .. . . . . . . . . . . . . . . . . . . . . . . .   2,479
                                                          -------
      Total minimum payments  .. . . . . . . . . . . . . . .   5,176
      Less amount representing interest  . . . . . . . . . .    (180)
                                                              -------
      Present value of minimum capitalized lease payments  .  $4,996
                                                              =======

NOTE E - LONG TERM DEBT

During the six-month period ended June 30, 2001, long term debt was reduced by $633. The reduction was mainly due to the payment to Heller Financial of our last maturity and to the strengthening of the US dollar against the Euro. Because all our remaining debts are expressed in Euros, the strengthening of the dollar decreases our obligations.

Long-term debt consists of certain loans payable under which future minimum payments, at June 30, 2001, are as follow:

      YEARS ENDING DECEMBER 31,
      2001 . . . . . . . . . .  $    0
      2002 . . . . . . . . . .     638
      2003 . . . . . . . . . .     168
      2004 . . . . . . . . . .     827
      2005 . . . . . . . . . .   1,842
                                ------
      Total minimum payments .  $3,475
                                ======


NOTE F - STOCKHOLDERS' EQUITY

Convertible  Preferred  Stock:

In the six-month period ended June 30, 2001, we issued an aggregate of 362,734 shares of Common Stock upon the conversion of an aggregate of 18,766 shares of Series E Preferred Stock at an average conversion price of $1.60938. These shares of Series E Preferred Stock were convertible into shares of Common Stock using a conversion price equal to the lesser of approximately $1.60938 per share of Common Stock or the average closing price of our Common Stock over the ten trading days immediately preceding the notice of conversion. At June 30, 2001, there were 3,329 shares of Series E Preferred Stock outstanding.

The holders of Series E Preferred Stock are entitled to cumulative dividends. At June 30, 2001 a dividend of $15 was accrued and recorded against stockholders'equity.

The conversion of the 3,329 remaining Series E shares was finalized on July 17th, 2001 for 82,594 shares of common stock. To date, all Series E Preferred Shares have been converted.


NOTE  G  -  FINANCIAL  POSITION
-------------------------------

During the three-month period ended June 30, 2001, we have continued to experience losses and have used cash in operating activities of $1,596. As of June 30, 2001, we had a net working deficit of $6,644 and a deficit accumulated during development stage of $120,946.


                               -------------------------------------------------
                               PixTech, Inc - Form 10Q -June 30, 2001 - Page 8/8
--------------------------------------------------------------------------------

                                  PixTech, Inc.
                          (A DEVELOPMENT STAGE COMPANY)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements reflecting management's current expectation regarding our future financial performance, the impact of the closing of our Boise Idaho facility on our cash burn rate and our production process and the projected costs of the Boise closing. Such expectations are based on certain assumptions and involve risks and uncertainties. These uncertainties include, but are not limited to, the risk associated with transitioning to high volume manufacturing of field emission display at Unipac, product demand and market acceptance risks, the commitment of Unipac and/or of our licensees, our ability to grant other licenses under field emission display technology, the validity and enforceability of our patent rights, possible infringement by us of patent rights of others, the impact of competitive products and prices, product development risks, commercialization difficulties and technological delays or difficulties. See also "Outlook: Issues and Risks" described more fully in our Annual Report on Form 10-K for year ended December 31, 2000 (pages 18 to 23) filed with the Securities and Exchange Commission on March 30, 2001.


RECENT  EVENTS

On July 30, 2001, we announced that we plan to consolidate our operations in order to:
     -    optimize our manufacturing and research and development processes, and
     -    decrease  operating  expenses.

As a major component of this restructuring plan, we intend to close our Boise, Idaho facility and reduce our workforce by approximately 30% to approximately 150 employees.

Our  restructuring  plan  includes  the  following  components:
     - Work at the AU Optronics (formerly Unipac) facility in Hsinchu, Taiwan will concentrate on production of our 5.2-inch monochrome display.
     - Our employees at the Montpellier, France cathode research and development facility will support our 7-inch color display development program and continue additional research activities.
     - We expect to close our Boise facility, which currently employs 68, by the end of September of this year. We plan to transfer the resources and equipment required to complete the 7-inch color display product development to Montpellier, France.

We expect this plan to help us to conserve funds during our development stage by significantly reducing our cash burn rate. At the same time, we intend these changes to increase the efficiency of our color display development. We expect the restructuring costs and other costs associated with the closure, including assets write-offs for an amount of approximately $3 million, to total $4 million and the quarterly savings to be approximately $1.5 million, but we cannot fully predict what consequences may result from the closing of our Boise facility.


On July 12, 2001, we received a letter from the Nasdaq Stock Market, Inc., notifying us of our failure to maintain a minimum bid price of $1.00 per share during the preceding 30 consecutive business days as required by Nasdaq's Marketplace Rule 4450(a)(5). The letter stated that we must demonstrate compliance with Nasdaq's minimum bid rule by October 10, 2001, and that if we are not in compliance by that date, Nasdaq will notify us that our common stock will be delisted from the Nasdaq National Market. If such event occurs, we may appeal the decision to a Nasdaq Listing Qualifications Panel. We cannot assure you that our bid price will comply with the requirements for continued listing of our common stock on the Nasdaq National Market, or any appeal to a decision to delist our common stock will be successful.


On July 23, 2001, PixTech received correspondence from Commissariat a l'Energie Atomique, or CEA, referring to certain disputed royalty payments. We are working with French counsel to resolve this matter.


                               -------------------------------------------------
                               PixTech, Inc - Form 10Q -June 30, 2001 - Page 9/9
--------------------------------------------------------------------------------

                                  PixTech, Inc.
                          (A DEVELOPMENT STAGE COMPANY)


RESULTS OF OPERATIONS


     Product  Sales
     --------------
We recognized product sales of $96,000 in the six-month period ended June 30, 2001 as compared to $217,000 in the six-month period ended June 30, 2000. In the three-month period ending June 30, 2001 product revenues were $45,000 compared to $131,000 in the same period last year. In the six-month period ended June 30, 2001 and 2000, product revenues primarily consisted of shipments of displays sold at volume prices to Zoll Medical. In the quarter ending June 30, 2001, 10% of our product sales related to 5.2-inch gray scales displays we sold to ECM for veterinary uses. The 5.2 inch gray scale displays represented 20% of the second quarter 2001 sales.


     Other  Revenues
     ---------------
     Other revenues consist of funding under various public development contracts and other miscellaneous revenues. We recognized other revenues of $2,233,000 for the six-month period ended June 30, 2001, as compared to $3,913,000 in the same period of 2000. Other revenues were $1,135,000 in the second quarter of 2001, and $2,009,000 in the same period last year. Of these revenues, in the six-month period ending June 30, 2001, $2,204,000 was related to a development contract awarded to us by DARPA (Defense Advanced Research Projects Agency) in August 1999 and for which we had received additional funding commitments in April 2000 and January 2001. In April 2000, we began development efforts on a 12.1-inch color field emission display for DARPA of which we have received $6,086,000 as of June 30, 2001. We announced the successful delivery of the 12.1-inch full color field emission displays to U.S. Army on August 14, 2000. Then, in January 2001, we were awarded additional funding for the continued development of the 12.1-inch color, high voltage field emission display technology. As of June 30, 2001, the remaining DARPA project funding is approximately $3.3 million. We are currently evaluating what impact, if any, the closing of our Boise facility may have on our DARPA funding


     Other  Research  and  Development  Expenses
     -------------------------------------------
     We spent $14.1 million for research and development during the six-month period ended June 30, 2001 as compared to $15.7 million in the same period of 2000, we spent $6,885,000 in the quarter ending June 30, 2001 compared to $7,920,000 in the same period last year. These decreases of 10% and 13% are mainly due to lower depreciation costs, as major equipment in our pilot plant in Montpellier acquired in 1994 and 1995 is now fully amortized. We have also experienced decreased rental costs and property taxes.


     Sales  and  Marketing  Expenses
     -------------------------------
Sales and marketing expenses decreased 17% from $571,000 in the six-month period ended June 30, 2000 to $475,000 in the six-month period ended June 30, 2001. Sales and marketing expenses nonetheless increased from $258,000 in the three-month period ending June 30, 2000 to $275,000 in the three-month period ending June 30, 2001. Last year we reported our investor relation expenses as sales and marketing expenses while this year investor relations expenses are included in the general and administration expenses. We believe sales and marketing expenses may increase in the future, reflecting the expansion of our sales and marketing organization both in the United States and in Europe.


     General  and  Administrative  Expenses
     --------------------------------------
General and administrative expenses totaled $1,488,000 in the six-month period ended June 30, 2001 and $1,497,000 in the six-month period ending June 30, 2000. We spent $728,000 in general and administrative expenses during the three-month period ended June 30, 2001, compared to $684,000 during the same period in 2000.


                             ---------------------------------------------------
                             PixTech, Inc - Form 10Q -June 30, 2001 - Page 10/10
--------------------------------------------------------------------------------

                                  PixTech, Inc.
                          (A DEVELOPMENT STAGE COMPANY)


     Interest Income (Expense), Net
     ------------------------------
     Interest income is comprised of interest on available and restricted cash. Interest expense is comprised of interest payable on long-term obligations.
Interest income was $154,000 during the six-month period ended June 30, 2001, compared to $169,000 in the same period last year. During the quarters ending June 30, 2001 and 2000, interest income $51,000 and $140,000 respectively. This decrease is due to lower cash balances invested in money market instruments.


     Currency  Fluctuations
     ----------------------
     Although a significant portion of our revenues are denominated in U.S. dollars, a substantial portion of our operating expenses are denominated in Euros. Gains and losses on the conversion to U.S. dollars of assets and liabilities denominated in Euros may contribute to fluctuations in our results of operations, which are reported in U.S. dollars. Most of our capital lease obligations are expressed in Taiwanese dollars. In the past, fluctuations of the parity of the Taiwanese dollar versus the Euro caused significant foreign exchange gains or losses and may continue to do so in the future. We recorded a net foreign exchange gain of $132,000 in the first six months of 2001 compared to $332,000 during the same period last year, and a net foreign exchange gain of $322,000 in the three-month period ended June 30, 2001 compared to a net exchange loss of $27,000 in the quarter ended June 30, 2000. We cannot predict the effect of exchange rate fluctuations on future operating results. To date, we have not undertaken hedging transactions to cover our currency exposure, but we may do so in the future.


LIQUIDITY AND CAPITAL RESOURCES


     Cash used in operations was $6.7 million during the six-month period ended June 30, 2001, compared to $8.2 million during the six-month period ended June 30, 2000, and $1.6 million in the three-month period ended June 30, 2001, compared to $4.2 million in the three month period ended June 30, 2000.


     We have used $71.9 million in cash to fund our operations since inception through June 30, 2001 and have incurred $24.1 million in capital expenditures.


     Capital expenditures were $635,000 during the six-month period ended June 30, 2001, compared to $1,327,000 during the same period in 2000, and $301,000 in the three-month period ended June 30, 2001, compared to $566,000 during the three month period ended June 30, 2000. These capital expenditures exclude assets acquired under capital lease obligations. During the six-month period ended June 30, 2001, capital expenditures were focused on our virtual private worldwide network, and research and development equipment to improve our new projects. Implementing volume production at Unipac's manufacturing plant required significant capital expenditure. Pursuant to the Foundry Agreement, Unipac funded $14.7 million in capital expenditures for equipment. A portion of that equipment is leased to us and the gross amount of this equipment is $9.6 million as of June 30, 2001. We expect that additional capital expenditures will be required by the end of 2001 and in 2002, in order to increase capacity at Unipac and complete implementation of manufacturing processes for both monochrome and color products.


     During the six-month period ended June 30, 2001, restricted cash was reclassified as cash available in the amount of $416,000. Restricted cash was related to the security interest corresponding to the guaranty granted to Unipac in connection with the purchase and funding by Unipac of volume field emission displays production equipment. In March 2000, pursuant to an agreement dated December 17, 1999 signed with Unipac, the guaranty was reduced by $5.0 million in consideration of a payment in cash of the same amount to Unipac. Pursuant to the terms of this agreement, this $5.0 million payment will be considered as a prepayment against our future payments to Unipac related to the equipment leased by Unipac to us. Consequently, the amount of the security interest to the banks was reduced by the same amount and amounted to $833,000 at June 30, 2001.


                             ---------------------------------------------------
                             PixTech, Inc - Form 10Q -June 30, 2001 - Page 11/11
--------------------------------------------------------------------------------

                                  PixTech, Inc.
                          (A DEVELOPMENT STAGE COMPANY)


     Cash used in financing activities was $310,000 in the six-month period ended June 30, 2001, compared to $13.9 million generated in the six-month period ended June 30, 2000. In the six-month period ended June 30, 2001, we used cash for repayment of long term borrowing. In the same period last year, cash generated from financing activities included sales of shares of Common Stock, resulting in net proceeds of $18.2 million while repayment of long term liabilities amounted to $4.3 million, including the $5.0 million prepayment made to Unipac and various reimbursements.


     Since our inception, we have funded our operations and capital expenditure primarily from the proceeds of equity financing aggregating $112.3 million and from borrowings and sale-leaseback transactions aggregating $21.7 million.


     In 1997 and January 1999, we entered into two research and development agreements with French authorities. Under these agreements, we expect to benefit from zero-interest loans totaling approximately $3.0 million, of which we received $482,000 in April 2000 and $2.0 million in 1999. We expect to receive $200,000 in the third quarter of 2001.


     In November 1998, we entered into a research and development agreement with French authorities. Under this agreement, we expect to receive a total grant of approximately $679,000, of which we received $196,000 in 1999 and $367,000 in 2000. The $196,000 and $367,000 collected in 1999 and in 2000, respectively, were not recognized as income as all conditions stipulated in the agreement were not met. We received $143,000 in June 2001.


          On August 5, 1999, DARPA awarded a development contract to us amounting to $4.7 million, of which we received $1.5 million in 1999 and $3.2 million in 2000. On April 3, 2000, in addition to and as a continuation of the existing development contract, we were awarded an additional $6.3 million funding for the development and demonstration of a full color, full video rate, 12.1-inch field emission display for which to date, we received $6.1 million. On January 22, 2001 we were awarded an additional $3.1 million funding, further supplementing the August 1999 and April 2000 contracts for the continued development of the 12.1-inch color, high voltage field emission display technology.


     We have recognized French income tax benefits of $8.6 million since inception. These income tax benefits represent tax credits for research and development activities conducted in France, which are paid in cash to us if it is not possible to credit them against future income tax liabilities within three fiscal years. In April 1999, we collected $3.0 million from research and development tax credit recorded in 1995. We collected $1.1 million in June 2000, in connection with the research and development tax credit recorded in 1996, and $690,000 in June 2001 for 1997 tax credit.


     On August 9, 1999, we secured a $15.0 million equity-based line of credit with Kingsbridge Capital Ltd. Under the terms of the equity line, we can draw up to $15.0 million cash in exchange for our common stock, in increments over a two-year period. The decision to draw down any of the funds and the timing and account of any such draw are at our sole discretion, subject to certain conditions. Such conditions include limitations depending on the volume and the market price of our common stock. In particular, Kingsbridge is not obligated to accept a put while the market price of our common stock is below $1. On June 27, 2001 we executed a six-month extension of the Kingsbridge equity line. Through June 30, 2001, we have drawn a total amount of $6.0 million under the equity line. The continuing unavailability of funds from the Kingsbridge equity line due to the low market price of our common stock has materially decreased our access to additional cash. Our restructuring plan, discussed above, is intended in part to reduce our cash burn rate and preserve the cash resources remaining at our disposal.


                             ---------------------------------------------------
                             PixTech, Inc - Form 10Q -June 30, 2001 - Page 12/12
--------------------------------------------------------------------------------

                                  PixTech, Inc.
                          (A DEVELOPMENT STAGE COMPANY)


     On January 25, 2000, we signed an agreement with Audi and other partners to jointly design, develop, test and deliver a 7-inch color field emission display for automotive applications. This agreement is part of the European Commission IST program. Under the terms of this agreement, the total funding is approximately $1.7 million, of which $521,000 was received in January 2001 and $548,000 is expected in the third quarter of 2001.


     Cash available as of June 30, 2001 was $7.5 million, compared to $16.8 million as of December 31, 2000. In the three-month period ending June 30, 2001, we used a total of $2.9 million for our activities.

     We will require substantial funds to conduct research, development and testing, to develop and expand commercial-scale manufacturing systems and to market any resulting products. Changes in technology or a growth of sales beyond currently anticipated levels will also require further investment. Our capital requirements will depend on many factors, including the rate at which we can develop our products, the market acceptance of such products, the levels of promotion and advertising required to launch such products and attain a competitive position in the marketplace and the response of competitors to our products. We cannot assure you that funds for these purposes, whether from equity or debt financing, or other sources, will be available when needed or on terms acceptable to us.


                             ---------------------------------------------------
                             PixTech, Inc - Form 10Q -June 30, 2001 - Page 13/13
--------------------------------------------------------------------------------

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


                             ---------------------------------------------------
                             PixTech, Inc - Form 10Q -June 30, 2001 - Page 14/14
--------------------------------------------------------------------------------

                                  PixTech, Inc.
                          (A DEVELOPMENT STAGE COMPANY)


PIXTECH,  INC.

June 30, 2001


PART  II  Other  Information

       ITEM 2  Changes  in  Securities:
               -----------------------

               (a)  Not  applicable

               (b)  Not  applicable

               (c)  In  January  2001,  18,766  shares  of  Series E Convertible
               Preferred Stock were converted into shares of Common Stock, resulting in the issuance of 362,734 shares of our Common Stock. We completed the conversion of 3,329 shares of Series E Preferred Stock in July 2001, for 82,594 shares of Common Stock. After this transaction, all Series E Convertible Preferred Stock has been converted.

       ITEM 4  Submission  to  a  vote  of  Security  holders
               ----------------------------------------------

               At the Annual Meeting of Stockholders held on May 16, 2001, the following nominees for director received the number of votes set opposite their names, in each case constituting a plurality of the votes cast, and therefore have been duly elected directors of the Company.

                                          Number of Votes
                                       --------------------

                        Nominee           For      Withheld
               ----------------------  ----------  --------
               Andre Borrel            40,620,322    48,280
               Jean-Luc Grand-Clement  40,620,322    48,280


               The terms of office as a director of Dieter Mezger, John Hawkins and Ronald Ritchie continued after the meeting. Mr. Hawkins subsequently resigned from the board of directors, and the resulting vacancy was filled by the election of Bruce Gnade


                             ---------------------------------------------------
                             PixTech, Inc - Form 10Q -June 30, 2001 - Page 15/15
--------------------------------------------------------------------------------

                                  PixTech, Inc.
                          (A DEVELOPMENT STAGE COMPANY)


PIXTECH, INC.

June 30, 2001


      ITEM 6   Exhibits  and  reports  on  Form  8-K
               -------------------------------------

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

               10 - First Amendment dated June 25, 2001, to the Private Equity Line. Agreement by and between Kingsbridge Capital Ltd. And PixTech, Inc filed herewith.


               (b)  Reports  on  Form  8-K:

                    No reports on Form 8-K were filed during the second quarter of 2001.


                             ---------------------------------------------------
                             PixTech, Inc - Form 10Q -June 30, 2001 - Page 16/16
--------------------------------------------------------------------------------

                                  PixTech, Inc.
                          (A DEVELOPMENT STAGE COMPANY)


PIXTECH, INC.

June 30, 2001

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PIXTECH, INC.


                                        BY:  /s/  Marie  Boem
                                            -----------------------
                                        Marie Boem,
                                        Principal Financial Officer
Date: August 14, 2001


                             ---------------------------------------------------
                             PixTech, Inc - Form 10Q -June 30, 2001 - Page 17/17
--------------------------------------------------------------------------------

                                  PixTech, Inc.
                          (A DEVELOPMENT STAGE COMPANY)


PIXTECH, INC.

June 30, 2001


EXHIBIT INDEX

EXHIBIT  NO.
------------
3.1 Certificate of Incorporation of Registrant. Filed as Exhibit 3.2 to the PixTech, Inc. Registration Statement on Form S-1
               (Commission File No. 33-93024) and incorporated herein by reference.

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

10             First  Amendment dated June 25, 2001, to the Private Equity Line.
               Agreement by and between Kingsbridge Capital Ltd. And PixTech, Inc filed herewith.



                             ---------------------------------------------------
                             PixTech, Inc - Form 10Q -June 30, 2001 - Page 18/18
--------------------------------------------------------------------------------