Form 10-Q/A
period 2001-06-30
PIXTECH INC /DE/
filed 2001-08-16
CIK 946144

AMENDMENT NO. 2
                                       TO
                                    FORM 10-Q
                                    ---------


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


               Class                       Outstanding at August 15, 2001
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


                              --------------------------------------------------
                              PixTech, Inc - Form 10Q -June 30, 2001 - Page 2/19
--------------------------------------------------------------------------------

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
      Total liabilities and stockholders' equity  . . . . . . . . . . .  $    26,495   $      39,716
                                                                         ============  ==============

                             See accompanying notes.


                              --------------------------------------------------
                              PixTech, Inc - Form 10Q -June 30, 2001 - Page 3/19
--------------------------------------------------------------------------------

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
                                                                ========  ========  =========  =========  ==========

                            See accompanying notes.


                              --------------------------------------------------
                              PixTech, Inc - Form 10Q -June 30, 2001 - Page 4/19
--------------------------------------------------------------------------------

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
                                                                 =========  =========  ==========

                            See accompanying notes.


                              --------------------------------------------------
                              PixTech, Inc - Form 10Q -June 30, 2001 - Page 5/19
--------------------------------------------------------------------------------

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
                                                        ===================================

                             See accompanying notes


                              --------------------------------------------------
                              PixTech, Inc - Form 10Q -June 30, 2001 - Page 6/19
--------------------------------------------------------------------------------

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


                              --------------------------------------------------
                              PixTech, Inc - Form 10Q -June 30, 2001 - Page 7/19
--------------------------------------------------------------------------------

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

The holders of Series E Preferred Stock are entitled to cumulative dividends. At June 30, 2001 a dividend of $15 was accrued and recorded against stockholders' equity.

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


                              --------------------------------------------------
                              PixTech, Inc - Form 10Q -June 30, 2001 - Page 8/19
--------------------------------------------------------------------------------

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


                              --------------------------------------------------
                              PixTech, Inc - Form 10Q -June 30, 2001 - Page 9/19
--------------------------------------------------------------------------------

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


                             ---------------------------------------------------
                             PixTech, Inc - Form 10Q -June 30, 2001 - Page 10/19
--------------------------------------------------------------------------------

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


                             ---------------------------------------------------
                             PixTech, Inc - Form 10Q -June 30, 2001 - Page 11/19
--------------------------------------------------------------------------------

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


                             ---------------------------------------------------
                             PixTech, Inc - Form 10Q -June 30, 2001 - Page 12/19
--------------------------------------------------------------------------------

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


                             ---------------------------------------------------
                             PixTech, Inc - Form 10Q -June 30, 2001 - Page 13/19
--------------------------------------------------------------------------------

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


                             ---------------------------------------------------
                             PixTech, Inc - Form 10Q -June 30, 2001 - Page 14/19
--------------------------------------------------------------------------------

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


                             ---------------------------------------------------
                             PixTech, Inc - Form 10Q -June 30, 2001 - Page 15/19
--------------------------------------------------------------------------------

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


                             ---------------------------------------------------
                             PixTech, Inc - Form 10Q -June 30, 2001 - Page 16/19
--------------------------------------------------------------------------------

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


                                        PIXTECH, INC.


                                        BY:  /s/  Marie  Boem
                                            -----------------------
                                        Marie Boem,
                                        Principal Financial Officer

Date: August 15, 2001


                             ---------------------------------------------------
                             PixTech, Inc - Form 10Q -June 30, 2001 - Page 17/19
--------------------------------------------------------------------------------

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

10             First  Amendment dated June 25, 2001, to the Private Equity Line.
               Agreement by and between Kingsbridge Capital Ltd. And PixTech, Inc filed herewith.



                             ---------------------------------------------------
                             PixTech, Inc - Form 10Q -June 30, 2001 - Page 18/19
--------------------------------------------------------------------------------