Form 10-Q
period 2001-09-30
PIXTECH INC /DE/
filed 2001-11-14
CIK 946144

                                   FORM 10-Q
                                   ---------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
               For the quarterly period ending September 30, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the transition period from ______ to ______
               Commission file number 0-26380
               _______________________________________


                                 PIXTECH, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                             04-3214691
--------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or              (IRS Employer Identification No.)
 organization)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No ___

The number of shares outstanding of each of the issuer's classes of Common Stock as of

               Class                        Outstanding at November 13, 2001
               -----                        --------------------------------
     Common Stock, $.01 par value                   56,129,792

                                 PixTech, Inc.
                         (A DEVELOPMENT STAGE COMPANY)

                                 PIXTECH, INC.
                                 -------------

                               TABLE OF CONTENTS
                               -----------------

                                                                                              PAGE NO.
                                                                                              -------
PART I                                          FINANCIAL INFORMATION
       ITEM 1                            Financial Statements
                 Condensed Consolidated Balance Sheets as of September 30, 2001 and
                 December 31, 2000....................................................             3

                 Condensed Consolidated Statements of Comprehensive Operations for
                 the Three-Month Period and Nine-Month Period Ending September 30,
                 2001 and 2000, and the period from June 18, 1992 (date of inception)              4
                 through September 30, 2001...........................................


                 Condensed Consolidated Statements of Cash Flows for the Nine-Month
                 Period ending September 30, 2001 and 2000, and the period from June
                 18, 1992 (date of inception) through September 30, 2001..............             5


                 Condensed Consolidated Statements of Stockholders' Equity (Net
                 Capital Deficiency)..................................................             6


                 Notes to Condensed Consolidated Financial Statements.................        7 - 11

      ITEM 2     Management's Discussion and Analysis of Financial Condition and
                 Results of Operations................................................       12 - 17


      ITEM 3     Quantitative and Qualitative Disclosures Regarding Market Risk.......            18

PART II          OTHER INFORMATION
      ITEM 2     Changes in Securities................................................            19
      ITEM 6     Exhibits and Reports on Form 8-K.....................................            20

Signature.............................................................................            21
Exhibit index..........................................................................           22

                       ---------------------------------------------------------
                       PixTech, Inc. - Form 10Q - September 30, 2001 - Page 2/22

                                 PixTech, Inc.
                         (A DEVELOPMENT STAGE COMPANY)


                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                            SEPTEMBER 30,       DECEMBER 31,
                                                                                2001                2000
                                                                            -------------       ------------
                                                                             (UNAUDITED)
                               ASSETS
Current assets
 Cash and cash equivalents available....................................            $ 5,117             $16,847
 Restricted cash - short term...........................................                625                 833
 Accounts receivable
   Trade................................................................                107                 148
   Other................................................................                717                 596
 Inventories
   Raw Materials........................................................                600                 575
   Finished Goods.......................................................                166                  41
 Other current assets...................................................                903                 737
                                                                                    -------             -------
    Total current assets................................................              8,235              19,777
Restricted cash - long term.............................................                 --                 417
Property, plant and equipment, net......................................             11,939              19,014
Goodwill, net...........................................................                 --                   6
Other assets - long term................................................                502                 502
                                                                                    -------             -------
    Total assets........................................................            $20,676             $39,716
                                                                                    =======             =======
     LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities
  Current portion of long term debt.....................................          $     595          $   1,146
  Current portion of capital lease obligations..........................                429                157
  Accounts payable......................................................              9,273              7,885
  Accrued expenses......................................................              1,791              1,612
                                                                                  ---------          ---------
    Total current liabilities...........................................             12,088             10,800
Deferred research and development funding...............................              1,808                580
Long term debt, less current portion....................................              3,161              2,962
Capital lease obligation, less current portion..........................              4,528              5,133
Other long term liabilities, less current portion.......................                 37                 37
    Total liabilities...................................................             21,622             19,512
STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
  Convertible preferred stock Series E, $0.01 per value, authorized shares--1,000,000 ; issued and outstanding shares-- none and 22,095
   respectively.........................................................                 --                  1

  Common Stock, $0.01 per value, authorized shares--100,000,000 ;
   issued and outstanding shares--56,129,792 and 55,682,464
   respectively..........................................................               561                557

  Additional paid-in capital.............................................           132,054            131,983
  Cumulative other comprehensive income..................................            (4,088)            (4,076)
  Deficit accumulated during development stage...........................          (129,473)          (108,261)
                                                                                  ---------          ---------
     Total stockholders' equity (net capital deficiency)..................             (946)            20,204
                                                                                  ---------          ---------
     Total liabilities and stockholders' equity (net capital
      deficiency).........................................................        $  20,676          $  39,716
                                                                                  =========          =========

                            See accompanying notes.

                       ---------------------------------------------------------
                       PixTech, Inc. - Form 10Q - September 30, 2001 - Page 3/22

                                 PixTech, Inc.
                         (A DEVELOPMENT STAGE COMPANY)


         CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                    (in thousands, except per share amounts)

                                  (UNAUDITED)

                                                                                                           Period from
                                                                  Three                   Nine            June 18, 1992
                                                                  Months                 Months              (date of
                                                                  Ending                 Ending             inception)
                                                              September 30,          September 30,           through
                                                           ---------------------   ---------------------     Sept. 30,
                                                               2001       2000        2001        2000          2001
                                                            ----------  ---------   ---------    --------   -----------
Revenues
  Cooperation and license revenues.......................   $    --    $    --    $     --    $     --         $  26,449
  Product sales..........................................        40         --         136         217             3,777
                                                            -------    --------    -------    --------          --------
     Total revenues......................................        40         --         136         217            30,226
                                                            -------    --------    -------    --------          --------
Operating expenses
      License fees and royalties.........................        --        (73)         (3)       (255)           (2,190)
      Restructuring costs and other non recurring charges    (3,377)        --      (3,377)         --            (3,377)
      Research and development:
          Acquisition of intellectual property rights....        --         --          --         (57)           (5,022)
          Other..........................................    (4,296)    (6,160)    (16,143)    (17,961)         (128,543)
                                                            -------    --------    -------    --------          --------
                                                             (4,296)    (6,160)    (16,143)    (18,018)         (133,565)
  Marketing and sales....................................      (235)      (269)       (711)       (840)           (9,702)
  Administrative and general expenses....................      (690)      (645)     (2,178)     (2,142)          (20,746)
                                                            -------    --------    -------    --------          --------
                                                             (8,598)    (7,147)    (22,412)    (21,255)         (169,580)
                                                            -------    --------    -------    --------          --------
Loss from operations.....................................    (8,558)    (7,147)    (22,276)    (21,038)         (139,354)
Other income / (expense)
  Interest income........................................        58        389         377       1,001             5,322
  Interest expense.......................................       (77)      (101)       (242)       (544)           (5,258)
  Foreign exchange (losses) / gains......................        64         (5)        196         327             1,003
  Other revenues.........................................       (14)        57          43          74               231
                                                            -------    --------    -------    --------          --------
                                                                 31        340         374         858             1,298
Loss before income tax benefit...........................    (8,527)    (6,807)    (21,902)    (20,180)         (138,056)

Income tax benefit.......................................        --         --         690          --             8,583
                                                            -------    --------    -------    --------          --------
Net loss.................................................   $(8,527)   $(6,807)   $(21,212)   $(20,180)        $(129,473)
                                                            =======    =======     =======    ========         =========
  Dividends accrued to holders of Preferred Stock........        --         (9)         (5)       (106)             (646)
                                                            -------    --------    -------    --------          --------
Net loss to holders of Common Stock......................   $(8,527)   $(6,816)   $(21,217)   $(20,286)        $(130,119)
                                                            =======    =======     =======    ========         =========

  Net loss per share of Common Stock.....................    $(0.15)    $(0.12)     $(0.38)     $(0.41)
                                                            =======    =======     =======    ========

  Shares of Common Stock used in computing net loss per      56,114     54,922      55,914      49,089
   share.................................................

  Net loss...............................................   $(8,527)   $(6,807)   $(21,212)   $(20,180)        $(129,473)
  Change in other comprehensive income...................      (175)      (308)        (12)     (1,123)           (4,088)
                                                            -------    --------    -------    --------          --------
  Comprehensive net loss.................................   $(8,702)   $(7,115)   $(21,224)   $(21,303)        $(133,561)
                                                            =======    =======     =======    ========         =========

                            See accompanying notes.

                       ---------------------------------------------------------
                       PixTech, Inc. - Form 10Q - September 30, 2001 - Page 4/22

                                 PixTech, Inc.
                         (A DEVELOPMENT STAGE COMPANY)



                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (in thousands, except per share amounts)
                                  (UNAUDITED)

                                                                                                        PERIOD FROM
                                                                                                       JUNE 18, 1992
                                                                                                         (DATE OF
                                                                       NINE MONTHS ENDING               INCEPTION)
                                                                          SEPTEMBER 30,                   THROUGH
                                                                      ------------------------         SEPTEMBER 30,
                                                                           2001         2000                2001
                                                                      ------------    ---------         --------------
Net loss....................................................           $(21,212)          $(20,180)         $(129,473)

Total adjustments to net loss...............................             11,280             10,287             54,269
                                                                       --------            -------           --------
Net cash used in operating activities.......................             (9,932)            (9,893)           (75,204)
                                                                       --------            -------           --------

INVESTING ACTIVITIES
Additions to property, plant, and equipment.................               (923)            (1,862)           (23,326)
Reclassification of restricted cash as cash available.......                624              6,041               (775)
Additions to intangible assets..............................                 --                 --               (130)
                                                                       --------            -------           --------
Net cash provided by / (used in) investing activities.......               (299)             4,179            (24,231)

FINANCING ACTIVITIES
Stock issued................................................                 --             19,238            112,333
Proceeds from long-term borrowings..........................                 28                248             19,056
Proceeds from sale leaseback transactions...................                 --                 --              2,731
Payments for equipment purchases financed by accounts
 payable....................................................                 --                 --             (3,706)
Repayments of long term borrowing and capital lease
 obligations................................................               (344)            (4,803)           (20,073)
                                                                       --------            -------           --------
Net cash provided by used in financing activities...........               (316)            14,683            110,341
                                                                       --------            -------           --------
Effect of exchange rates on cash............................             (1,183)            (2,301)            (5,789)
                                                                       --------            -------           --------
Net increase / (decrease) in cash and cash equivalents......            (11,730)             6,668              5,117
Cash and cash equivalents beginning of period...............             16,847             14,663                 --
                                                                       --------            -------           --------
Cash and cash equivalents end of period.....................           $  5,117           $ 21,331          $   5,117
                                                                       ========           ========           ========


                            See accompanying notes.

                       ---------------------------------------------------------
                       PixTech, Inc. - Form 10Q - September 30, 2001 - Page 5/22

                                 PixTech, Inc.
                         (A DEVELOPMENT STAGE COMPANY)


             Consolidated Statement of Stockholders' Equity (Net Capital Deficiency) (in thousands, except share amounts)


                                      Convertible                                      Dividends             Deficit
                                    Preferred Stock      Common Stock                 accrued to    Other  accumulated
                                    ---------------  -------------------   Additional holders of   Compre-   during
                                    Shares             Shares               Paid-in    Preferred   hensive development
                                    issued   Amount    issued     Amount    Capital      Stock      Income    stage      Total
                                   -------- ------- ----------- --------- ----------  ----------  -------- ----------- --------
  Balance at December 31, 1997                       13,762,732      $138    $57,067               $(2,132) $ (36,293) $ 18,780

  Common stock issued in private
placements, net of issuance costs
-- $ 44                                               1,236,222        12      4,493                                      4,506
  Issuance of Series E convertible
preferred stock, net of issuance
costs -- $ 822                      367,269     $ 4                            7,449         (12)                         7,440
Issuance of Series E
convertible preferred stock in
December, net of issuance costs --
$ 822
  Issuance of common stock under
stock option plan                                         1,375                    1                                          1
  Translation adjustment                                                                               392                  392
  Net loss--Year ended December 31,                                                                           (17,863)  (17,863)
1998
                                   ---------------------------------------  ------------------------------------------------------
  Balance at December 31, 1998      367,269     $ 4  15,000,329      $151    $69,012        $(12)  $(1,740) $ (54,156) $ 13,257

  Common stock issued in private                        150,000         2        350                                        352
placements
  Issuance costs and dividends
accrued in relation to Series E
convertible preferred stock issued                                               (36)       (512)                          (548)
in December 1998
  Conversion of Series E preferred  (70,000)    $(1)  1,114,220        11        (10)
stock
  Issuance of common stock in
connection with the acquisition of
certain assets of Micron Display,                     7,133,562        71     14,134                                     14,205
net of issuance costs -- $511
  Issuance of warrants                                                           297                                        297
  Issuance of common stock
following conversion of Sumitomo                        750,000         8      1,081                                      1,088
 convertible loan
  Issuance of common stock under
stock option plan                                       137,217         1         72                                         73
  Issuance of common stock in
connection with Equity Line
 Kingsbridge, net of issuance                           624,809         6        818                                        824
costs -- $176
  Issuance of common stock in
connection with private placement,                   12,427,146       124     19,839                                     19,963
net of issuance Costs -- $36
  Issuance of common stock in
connection with Coloray                                  14,000         1         50                                         51
  Translation adjustment                                                                            (1,249)              (1,249)
  Net loss--Year ended December 31,
1999                                                                                                          (28,428)  (28,428)
                                   ---------------------------------------  ------------------------------------------------------
  Balance at December 31, 1999      297,269     $ 3  37,351,283     $ 376   $105,606      $ (525) $ (2,989) $ (82,584) $ 19,885


  Dividends accrued in relation to
Series E convertible Preferred                                                               450                            450
Stock issued in December 98
   Conversion of Series E          (275,174)     (3)  4,195,254        42        (38)                                         1
Preferred Stock
  Issuance of common stock
following conversion of Sumitomo                      2,126,246        21      3,890                                      3,912
convertible loan
  Issuance of common stock
following conversion of Sumitomo                        385,549         4      2,496                                      2,500
straight loan
  Issuance of common stock in
connection with Kingsbridge Equity                    2,003,295        20      4,785                                      4,805
Line, net of issuance costs of $195
  Issuance of common stock in
connection with Coloray                                  16,000        --         57                                         57
  Issuance of common stock in
connection with private placement,                    9,320,359        93     14,893                                     14,987
net of issuance costs -- $13
  Issuance of common stock under
stock option plan                                       284,478         3        368                                        370
  Translation adjustment                                                                            (1,087)              (1,087)
  Net loss--Year ended December 31,
2000                                                                                                          (25,678)  (25,678)
                                   ---------------------------------------  ------------------------------------------------------
  Balance at December 31, 2000       22,095     $ 1  55,682,464      $557   $132,058        $(75)  $(4,076) $(108,261) $ 20,204

  Dividends accrued in relation to
Series E convertible Preferred                                                                (5)                            (5)
Stock issued in December 98
(unaudited)
Conversion of Series E Preferred
Stock (unaudited)                   (22,095)     (1)    445,328         4         (5)         80                             77
   Issuance of common stock under
stock option plan                                         2,000         0          1                                          2
(unaudited)
Translation adjustment (unaudited)                                                                     (12)                 (12)
Net loss--Nine months ended
September 30, 2001 (unaudited)                                                                                (21,212)  (21,212)
                                   ---------------------------------------  ------------------------------------------------------
Balance at September 30, 2001            --     $--  56,129,792     $ 561   $132,054        $ --   $(4,088) $(129,473) $   (946)
                                         --     ---- ----------     -----   --------        ----   -------  ---------  --------
(Unaudited)


                       ---------------------------------------------------------
                       PixTech, Inc. - Form 10Q - September 30, 2001 - Page 6/22

                                 PixTech, Inc.
                         (A DEVELOPMENT STAGE COMPANY)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (ALL AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

NOTE A - BASIS OF PRESENTATION

     The financial information as of September 30, 2001, and for the three-month and nine-month periods ended September 30, 2001 and 2000, is unaudited but includes all adjustments that are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the presented periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results of the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ending December 31, 2000 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2001.

  Certain reclassifications have been made to the December 31, 2000 Condensed Consolidated Balance Sheet to conform to the September 30, 2001 presentation.

  Beginning in the quarter ended September 30th, 2001, we classified the proceeds received from the DARPA contract and other research and development arrangements as a reduction of research and development expenses. Prior period amounts have been reclassified to conform to the current presentation. This change has no effect on our loss from operations and net loss for the periods presented.

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

  In March 2000, pursuant to an agreement dated December 17, 1999 with Unipac, the guaranty was reduced by $5,000 in consideration of a payment in cash of the same amount to Unipac. Pursuant to the terms of this agreement, this $5,000 payment will be considered as a prepayment against our future payments to Unipac concerning the equipment leased by Unipac to us. Consequently, the amount of the security interest to the banks was reduced to $625 at September 30, 2001 (see note D - capital leases).

NOTE C - PROPERTY, PLANT AND EQUIPMENT

     Pursuant to the Foundry Agreement, volume FED production equipment was installed at

                       ---------------------------------------------------------
                       PixTech, Inc. - Form 10Q - September 30, 2001 - Page 7/22

                                 PixTech, Inc.
                         (A DEVELOPMENT STAGE COMPANY)


Unipac's facility. That equipment was purchased and funded by Unipac, and a portion of it is leased to us. This portion amounted to $10,381 at September 30, 2001. According to Financial Accounting Standard 13, "Accounting for Leases", this equipment was recorded as an asset under the caption "Property, Plant and Equipment, net" and amounted to $4,934 at September 30, 2001. Depreciation of $1,266 was recorded during the nine-month period ended September 30, 2001. As of September 30, 2001, the related capital lease obligation amounted to $4,922, of which $393 is classified as short term.

                       ---------------------------------------------------------
                       PixTech, Inc. - Form 10Q - September 30, 2001 - Page 8/22

                                 PixTech, Inc.
                         (A DEVELOPMENT STAGE COMPANY)



Note D - Capital Leases

  We are party to certain sale-leaseback transactions for equipment used in our pilot production plant in Montpellier, France, and, pursuant to the Foundry Agreement, a portion of volume field emission displays production equipment installed at Unipac's facility is leased to us. Pursuant to Financial Accounting Standard 13, "Accounting for Leases", a capital lease obligation was recorded in 1998. In March 2000, the related capital lease obligation was reduced by $5,000 following the prepayment of the same amount made in cash to Unipac and amounted to $4,922 at September 30, 2001 (see note B--restricted cash and note C-- property, plant and equipment).

  Future minimum payments under capital lease obligations at September 30, 2001 are as follow:

YEARS ENDING DECEMBER 31,
  2001................................................................         $   36
  2002................................................................            958
  2003................................................................          1,962
  2004................................................................          2,234
                                                                               ------
  Total minimum payments..............................................          5,191
  Less amount representing interest...................................           (234)
                                                                               ------
  Present value of minimum capitalized lease payments.................         $4,957
                                                                               ======

NOTE E - LONG TERM DEBT

  During the nine-month period ended September 30, 2001, long term debt was reduced by $352. The reduction was mainly due to the payment to Heller Financial of our last maturity and to the strengthening of the US dollar against the Euro. Because all our remaining debts are expressed in Euros, the strengthening of the dollar decreases our obligations.

  Long-term debt consists of certain loans payable under which future minimum payments, at September 30, 2001, are as follow:

Years ending December 31,
  2001................................................................         $    0
  2002................................................................            595
  2003................................................................             89
  2004................................................................            596
  2005................................................................          1,870
  2006................................................................            606
                                                                               ------
  Total minimum payments                                                       $3,756
                                                                               ======

NOTE F - STOCKHOLDERS' EQUITY

Convertible Preferred Stock:

     In the nine-month period ended September 30, 2001, we issued an aggregate of 445,328 shares of Common Stock upon the conversion of an aggregate of 22,095 shares of Series E Preferred Stock at an average conversion price of $1.60938. These shares of Series E Preferred Stock were convertible into shares of Common Stock using a conversion price equal to the lesser of approximately $1.60938 per share of Common Stock or the average closing price of our


                       ---------------------------------------------------------
                       PixTech, Inc. - Form 10Q - September 30, 2001 - Page 9/22

                                 PixTech, Inc.
                         (A DEVELOPMENT STAGE COMPANY)



Common Stock over the ten trading days immediately preceding the notice of conversion. At September 30, 2001, there were no shares of Series E Preferred Stock outstanding.

                      ----------------------------------------------------------
                      PixTech, Inc. - Form 10Q - September 30, 2001 - Page 10/22

                                 PixTech, Inc.
                         (A DEVELOPMENT STAGE COMPANY)


NOTE G - RESEARCH AND DEVELOPMENT

  Research and development costs are presented net of funding received under the DARPA contract and other research and development arrangements of $1,172 and 854 for the three months ended September 30, 2001 and 2000, respectively; and net of 3,605 and 4,767 for the nine months ended September 30, 2001 and 2000, respectively.

NOTE H - RESTRUCTURING COSTS AND OTHER NON-RECURRING CHARGES

  During the third quarter of 2001, we announced the plan to consolidate operations and close our Boise, Idaho facility. Included in the "restructuring costs and other non-recurring charges" in the accompanying condensed consolidated statement of comprehensive operations for the nine months ended September 30, 2001 are the following:

  Contract termination penalties......................................         $  217
  Employee severance cost.............................................            177
  Write-off of inventory..............................................            157
  Write-off of assets that will no longer be used.....................          2,700
  Other restructuring and non-recurring charges.......................            126
                                                                               ------
  Total minimum payments                                                       $3,377
                                                                               ======

Contract termination penalties represent losses related to incremental costs and contractual obligations for facility exit costs incurred as a direct result of the closing of the plant. The $177,000 of employee severance cost consists of cash compensation to 62 people. Also included is the write-off of inventory and long-lived assets that will not be transferred to other facilities.

NOTE I - FINANCIAL POSITION

  During the three-month period ended September 30, 2001, we have continued to experience losses and have used cash in operating activities of $9,932. As of September 30, 2001, we had a net working deficit of $9,141 and a deficit accumulated during the development stage of $129,473 resulting in a net capital deficiency of $946 as of September 30, 2001.

                      ----------------------------------------------------------
                      PixTech, Inc. - Form 10Q - September 30, 2001 - Page 11/22

                                 PixTech, Inc.
                         (A DEVELOPMENT STAGE COMPANY)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements reflecting management's current expectation regarding our future financial performance, the impact of the closing of our Boise, Idaho facility on our cash burn rate and our production process and the projected costs of the Boise facility closing. Such expectations are based on certain assumptions and involve risks and uncertainties. These uncertainties include, but are not limited to, the risk associated with transitioning to high volume manufacturing of field emission display at Unipac, product demand and market acceptance risks, the commitment of Unipac and/or of our licensees, our ability to grant other licenses under field emission display technology, the validity and enforceability of our patent rights, possible infringement by us of patent rights of others, the impact of competitive products and prices, product development risks, commercialization difficulties and technological delays or difficulties. See also "Outlook: Issues and Risks" described more fully in our Annual Report on Form 10-K for year ended December 31, 2000 (pages 18 to 23) filed with the Securities and Exchange Commission on March 30, 2001.

RECENT EVENTS

  On July 30, 2001, we announced a restructuring plan to optimize our manufacturing and research and development processes and to decrease operating expenses. As planned by the end of September 2001, we consolidated our operations, closed the Boise, Idaho facility and reduced our workforce to approximately 130 people. The restructuring costs were approximately $3.4 million, including $2.7 million of non-cash asset write-offs. We estimate that the cash burn rate will be reduced by approximately 23%, and that the quarterly savings will be $1.5 million.

     On July 12, 2001, we received a letter from the Nasdaq Stock Market, Inc., notifying us of our failure to maintain a minimum bid price of $1.00 per share during the preceding 30 consecutive business days as required by Nasdaq's Marketplace Rule 4450(a)(5). The letter stated that we must demonstrate compliance with Nasdaq's minimum bid rule by October 10, 2001, and that if we were not in compliance by that date, Nasdaq would notify us that our common stock would be delisted from the Nasdaq National Market. On September 27, 2001, in response to the extraordinary market conditions following the tragedy of September 11th, the Nasdaq Stock Market implemented an across-the-board moratorium on the minimum bid and public float requirements for continued listing on Nasdaq. The proposal to suspend these requirements until January 2, 2002, was approved on September 26, 2001 by the Nasdaq Board of Directors.

     In connection with the License Agreement between PixTech and CEA dated September 17, 1992, PixTech has withheld certain royalty payments that may have been due to CEA under the License Agreement because we believe that the CEA made certain misrepresentations to PixTech. On September 27, 2001, we received a writ of summons indicating that CEA had initiated an action in the courts of France seeking FRF 8,580,049 (approximately $1.2 million). The first hearing in this matter is scheduled for December 17, 2001. In addition, CEA gave notice to us that CEA intends to terminate the License Agreement effective October 23, 2001. For the reason stated above, PixTech considers that the amounts sought by CEA are not due. We have retained French counsel to represent us in this matter. We and our French

                      ----------------------------------------------------------
                      PixTech, Inc. - Form 10Q - September 30, 2001 - Page 12/22

                                 PixTech, Inc.
                         (A DEVELOPMENT STAGE COMPANY)


counsel also believe that the termination provision invoked by CEA has been invoked in bad faith and, as a result, should not apply under French law. On October 19, 2001, we and our French counsel obtained a court order in France preventing CEA from invoking the termination clause through December 31, 2001.

     On August 20, 2001, Dieter Mezger, our President, Chief Executive Officer and Director, died suddenly. Ronald J. Ritchie, Director, has been elected to serve as Interim Chief Executive Officer until a permanent replacement is named.

RESULTS OF OPERATIONS

     Product Sales
     -------------

     We recognized product sales of $136,000 in the nine-month period ended September 30, 2001 as compared to $217,000 in the nine-month period ended September 30, 2000. In the three-month period ending September 30, 2001 product revenues were $40,000 while no product revenue was reported in the same period last year. In the three-month period ended September 30, 2001, 50% of our product sales are related to 5.2-inch gray scales video interface displays we sold to ECM who integrates PixTech's field emission displays in its mobile veterinary ultrasound scanner and 20% are related to sales of 5.2 inch monochrome digital interface displays to Weldon Technology, a U.S.-based customer. In the same period last year, product revenues primarily consisted of shipments of displays sold to Zoll Medical Corporation.

     Restructuring costs and other non recurring expenses
     ----------------------------------------------------

     In relation with our restructuring, in the third quarter of 2001 we accrued for costs totaling $3,377,000, which includes all cash and non-cash charges which management considers necessary to implement our restructuring plan. Of the total restructuring charge, $2,700,000 is related to fixed asset write downs; $217,000 is related to contract penalties; $177,000 is related to employee severance packages; $157,000 is related to inventory write downs, and $126,000 represents facility exit costs incurred as a direct result of the closing the facility.

     Other Research and Development Expenses
     ---------------------------------------

     We spent $16.1 million for research and development during the nine-month period ended September 30, 2001 as compared to $18.0 million in the same period of 2000; we spent $4,296,000 in the quarter ended September 30, 2001 compared to $6,160,000 in the same period last year. These decreases of 10% and 30% are in relation with lower depreciation costs, as major equipment in our pilot plant in Montpellier acquired in 1994 and 1995 is now fully amortized, as well as changes in the funding received related to research and development contracts. We have also experienced decreased facility rental costs and property taxes.

     We recognized reductions in research and development expenses of $3,405,000 for the nine-month period ended September 30, 2001, as compared to $4,767,000 in the same period of 2000. Reductions of research and development expenses were $1,172,000 in the third quarter of 2001, and $854,000 in the same period last year. Of these amounts, in the nine-month period ended September 30, 2001, $1,149,000 was related to a development contract awarded to us by DARPA (Defense Advanced Research Projects Agency) in August 1999 and for which we had received additional funding commitments in April 2000 and January 2001. In April 2000, we began development efforts on a 12.1-inch color field emission display for DARPA of which we

                      ----------------------------------------------------------
                      PixTech, Inc. - Form 10Q - September 30, 2001 - Page 13/22

                                 PixTech, Inc.
                         (A DEVELOPMENT STAGE COMPANY)


have received $6,539,000 as of September 30, 2001. We announced the successful delivery of the 12.1-inch full color field emission displays to U.S. Army on August 14, 2000. Then, in January 2001, we were awarded additional funding for the continued development of the 12.1-inch color, high voltage field emission display technology. The DARPA contract has been satisfied and no further funding is expected.

     Sales and Marketing Expenses
     ----------------------------

     Sales and marketing expenses decreased by 16% from $840,000 in the nine-month period ended September 30, 2000 to $711,000 in the nine-month period ended September 30, 2001, and decreased from $269,000 in the three-month period ending September 30, 2000 to $235,000 in the three-month period ended September 30, 2001. Last year, we reported our investor relation expenses as sales and marketing expenses while this year investor relations expenses are included in the general and administration expenses. We believe sales and marketing expenses may increase in the future, reflecting the expansion of our sales and marketing organization, both in the United States and in Europe.

     General and Administrative Expenses
     -----------------------------------

     General and administrative expenses totaled $2,178,000 in the nine-month period ended September 30, 2001 and $2,142,000 in the nine-month period ended September 30, 2000. We spent $690,000 in general and administrative expenses during the three-month period ended September 30, 2001, compared to $645,000 during the same period in 2000. This reflects an increase in consulting and legal fees from the previous year.

     Interest Income (Expense), Net
     ------------------------------

     Interest income is comprised of interest on available and restricted cash. Interest expense is comprised of interest payable on long-term obligations. Interest income was $377,000 during the nine-month period ended September 30, 2001, compared to $1,001,000 in the same period last year. During the quarters ended September 30, 2001 and 2000, interest income was $58,000 and $389,000 respectively. This decrease is due to lower cash balances invested in money market instruments.

     Currency Fluctuations
     ---------------------

     Although a significant portion of our revenues is denominated in U.S. dollars, a substantial portion of our operating expenses is denominated in Euros. Gains and losses on the conversion to U.S. dollars of assets and liabilities denominated in Euros may contribute to fluctuations in our results of operations, which are reported in U.S. dollars. Most of our capital lease obligations are expressed in Taiwanese dollars. In the past, fluctuations of the parity of the Taiwanese dollar versus the Euro caused significant foreign exchange gains or losses and may continue to do so in the future. We recorded a net foreign exchange gain of $196,000 in the first nine months of 2001 compared to $327,000 during the same period last year, and a net foreign exchange gain of $64,000 in the three-month period ended September 30, 2001 compared to a net exchange loss of $5,000 in the quarter ended September 30, 2000. We cannot predict the effect of exchange rate fluctuations on future operating results. To date, we have not undertaken hedging transactions to cover our currency exposure, but we may do so in the future.

LIQUIDITY AND CAPITAL RESOURCES

  Cash used in operations was $9.9 million during the nine-month period ended

                      ----------------------------------------------------------
                      PixTech, Inc. - Form 10Q - September 30, 2001 - Page 14/22

                                 PixTech, Inc.
                         (A DEVELOPMENT STAGE COMPANY)


September 30, 2001, compared to $9.9 million during the nine-month period ended September 30, 2000, and $3.2 million in the three-month period ended September 30, 2001, compared to $1.7 million in the three month period ended September 30, 2000.

  We have used $75.2 million in cash to fund our operations since inception through September 30, 2001 and have incurred $24.2 million in capital expenditures.

  Capital expenditures were $923,000 during the nine-month period ended September 30, 2001, compared to $1,862,000 during the same period in 2000, and $288,000 in the three-month period ended September 30, 2001, compared to $535,000 during the three-month period ended September 30, 2000. These capital expenditures exclude assets acquired under capital lease obligations. Implementing volume production at Unipac's manufacturing plant required significant capital expenditure. Pursuant to the Foundry Agreement, Unipac funded $14.7 million in capital expenditures for equipment. A portion of that equipment is leased to us and the gross amount of this equipment is $10.4 million as of September 30, 2001. We expect that additional capital expenditures will be required by the end of 2001 and in 2002, in order to increase capacity at Unipac and complete implementation of manufacturing processes for both monochrome and color products.

  During the nine-month period ended September 30, 2001, restricted cash was reclassified as cash available in the amount of $624,000. Restricted cash was related to the security interest corresponding to the guaranty granted to Unipac in connection with the purchase and funding by AU Optronics of volume field emission displays production equipment. In March 2000, pursuant to an agreement dated December 17, 1999 signed with Unipac, the guaranty was reduced by $5.0 million in consideration of a payment in cash of the same amount to Unipac. Pursuant to the terms of this agreement, this $5.0 million payment will be considered as a prepayment against our future payments to Unipac related to the equipment leased by Unipac to us. Consequently, the amount of the security interest to the banks was reduced by the same amount and amounted to $625,000 at September 30, 2001.

  Cash used in financing activities was $316,000 in the nine-month period ended September 30, 2001, compared to $14.6 million generated in the nine-month period ended September 30, 2000. In the nine-month period ended September 30, 2001, we used cash for repayment of long-term borrowing. In the same period last year, cash generated from financing activities included sales of shares of Common Stock, resulting in net proceeds of $19.2 million while repayment of long term liabilities amounted to $4.8 million, including the $5.0 million prepayment made to Unipac and various reimbursements.

  Since our inception, we have funded our operations and capital expenditure primarily from the proceeds of equity financing aggregating $112.3 million and from borrowings and sale-leaseback transactions aggregating $21.7 million.

  In 1997 and January 1999, we entered into two research and development agreements with French authorities. Under these agreements, we expect to benefit from zero-interest loans totaling approximately $3.0 million, of which we received $482,000 in April 2000 and $2.0 million in 1999. We collected $28,000 in July 2001 and we expect to receive $165,000 in the fourth quarter of 2001.

                      ----------------------------------------------------------
                      PixTech, Inc. - Form 10Q - September 30, 2001 - Page 15/22

                                 PixTech, Inc.
                         (A DEVELOPMENT STAGE COMPANY)

  In November 1998, we entered into a research and development agreement with French authorities. Under this agreement, we expect to receive a total grant of approximately $679,000, of which we received $196,000 in 1999, $367,000 in 2000 and $143,000 in June 2001. Those amounts are reported under Deferred research and development funding.

  On August 5, 1999, DARPA awarded a development contract to us amounting to $4.7 million, of which we received $1.5 million in 1999 and $3.2 million in 2000. On April 3, 2000, in addition to and as a continuation of the existing development contract, we were awarded an additional $6.3 million funding for the development and demonstration of a full color, full video rate, 12.1-inch field emission display for which to date, we received $6.1 million. On January 22, 2001 we were awarded an additional $3.1 million funding, further supplementing the August 1999 and April 2000 contracts for the continued development of the 12.1-inch color, high voltage field emission display technology. The DARPA contract has been satisfied and no further funding is expected.

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

  On August 9, 1999, we secured a $15.0 million equity-based line of credit with Kingsbridge Capital Ltd. Under the terms of the equity line, we can draw up to $15.0 million cash in exchange for our common stock, in increments over a two-year period. The decision to draw down any of the funds and the timing and account of any such draw are at our sole discretion, subject to certain conditions. Such conditions include limitations depending on the volume and the market price of our common stock. In particular, Kingsbridge is not obligated to accept a put while the market price of our common stock is below $1. On June 27, 2001, we executed a six-month extension of the Kingsbridge equity line. Through September 30, 2001, we have drawn a total amount of $6.0 million under the equity line. The continuing unavailability of funds from the Kingsbridge equity line due to the low market price of our common stock has materially decreased our access to additional cash. Our restructuring plan, discussed above, is intended in part to reduce our cash burn rate and preserve the cash resources remaining at our disposal.

  On January 25, 2000, we signed an agreement with Audi and other partners to jointly design, develop, test and deliver a 7-inch color field emission display for automotive applications. This agreement is part of the European Commission IST program. Under the terms of this agreement, the total funding is approximately $1.7 million, of which $521,000 was received in January 2001 and $548,000 is expected to be received in the fourth quarter of 2001.

  Cash available as of September 30, 2001 was $5.1 million, compared to $16.8 million as of December 31, 2000. In the three-month period ending September 30, 2001, we used a total of $2.4 million for our activities.

  We will require substantial funds to conduct research, development and testing, to develop and expand commercial-scale manufacturing systems and to market any resulting

                      ----------------------------------------------------------
                      PixTech, Inc. - Form 10Q - September 30, 2001 - Page 16/22

                                 PixTech, Inc.
                         (A DEVELOPMENT STAGE COMPANY)


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

                      ----------------------------------------------------------
                      PixTech, Inc. - Form 10Q - September 30, 2001 - Page 17/22

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

                      ----------------------------------------------------------
                      PixTech, Inc. - Form 10Q - September 30, 2001 - Page 18/22

                                 PixTech, Inc.
                         (A DEVELOPMENT STAGE COMPANY)


PIXTECH, INC.

September 30, 2001

PART II                                      Other Information
           ITEM 1       Legal Proceedings:
                        -------------------------------------------------------------------------
                        In connection with the License Agreement between PixTech and CEA dated
                        September 17, 1992, PixTech has withheld certain royalty payments that may have been due to CEA under the License Agreement because we believe that the CEA made certain misrepresentations to PixTech.  On September
                        27, 2001, PixTech received a writ of summons indicating that CEA had initiated an action in the Tribunal de commerce d'Aix-en-Provence
                        (commercial court of Aix-en-Provence, France) seeking FRF 8,580,049
                        (approximately $1.2 million).  The first hearing in this matter is scheduled for December 17, 2001.  In addition, CEA gave notice to
                        PixTech that CEA intends to terminate the License Agreement effective
                        October 23, 2001. For the reason stated above, PixTech considers that the amounts sought by CEA are not due.  We have retained French counsel to represent us in this matter.  PixTech and its French counsel also believe that the termination provision invoked by CEA has been invoked in bad faith and, as a result, should not apply under French law.  On
                        October 19, 2001, PixTech and its French counsel obtained a court order in France preventing CEA from invoking the termination clause through
                        December 31, 2001.

                      ----------------------------------------------------------
                      PixTech, Inc. - Form 10Q - September 30, 2001 - Page 19/22

                                 PixTech, Inc.
                         (A DEVELOPMENT STAGE COMPANY)

PIXTECH, INC.

September 30, 2001


           ITEM 6       Exhibits and reports on Form 8-K
                        -------------------------------------------------------------------------
                        (a)  Exhibits
                        3.1 - Certificate of Incorporation of Registrant.  Filed as Exhibit 3.2
                        to the PixTech, Inc. Registration Statement on Form S-1 (Commission File
                        No. 33-93024) and incorporated herein by reference.

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

                        (b)  Reports on Form 8-K:

                        No reports on Form 8-K were filed during the third quarter of 2001.

                      ----------------------------------------------------------
                      PixTech, Inc. - Form 10Q - September 30, 2001 - Page 20/22

                                 PixTech, Inc.
                         (A DEVELOPMENT STAGE COMPANY)

PIXTECH, INC.

September 30, 2001

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  PIXTECH, INC.

Date: November 14, 2001                        BY: /s/ Marie Boem
                                                   Marie Boem,
                                                   Principal Financial Officer

                      ----------------------------------------------------------
                      PixTech, Inc. - Form 10Q - September 30, 2001 - Page 21/22

                                 PixTech, Inc.
                         (A DEVELOPMENT STAGE COMPANY)

PIXTECH, INC.

September 30, 2001


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

                      ----------------------------------------------------------
                      PixTech, Inc. - Form 10Q - September 30, 2001 - Page 22/22